Form 10-Q
period 1994-06-30
ALC COMMUNICATIONS CORP
filed 1994-08-15
CIK 783425

                                  FORM 10-Q
                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended:  June 30, 1994



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

As of August 1, 1994, the registrant had 33,595,007 shares of Common Stock outstanding.

                ALC COMMUNICATIONS CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                        June 30,     December 31,
                                                                          1994           1993
                                                                       -----------   ------------
                                                                       (Unaudited)
                                                                               (In Thousands)
Current Assets:
  Cash and cash equivalents                                               $ 23,006       $  1,819
  Accounts receivable, less allowance for doubtful accounts of
     $3,684,000 and $3,974,000                                              71,466         58,761
  Other current assets                                                       7,137          4,543
                                                                          --------       --------
    Total Current Assets                                                  $101,609       $ 65,123

Fixed Assets:
  Communication systems                                                   $ 87,653       $ 81,752
  Other equipment and leasehold improvements                                33,674         29,785
  Construction in progress                                                   6,852          6,722
                                                                          --------       --------
                                                                          $128,179       $118,259
  Less accumulated depreciation and amortization                            75,052         69,918
                                                                          --------       --------
    Total Fixed Assets                                                    $ 53,127       $ 48,341

Cost in excess of net assets acquired                                       48,029         48,792
Deferred income taxes                                                       10,240         10,240
Intangibles and other assets                                                27,240         21,045
                                                                          --------       --------


      Total Assets                                                        $240,245       $193,541
                                                                          ========       ========




See notes to consolidated financial statements

                ALC COMMUNICATIONS CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS


                         LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                              June 30,     December 31,
                                                                                1994           1993
                                                                            ------------    -----------
                                                                               (Unaudited)
                                                                                     (In Thousands)
Current Liabilities:
  Accounts payable                                                             $1,213          $1,397
  Accrued liabilities                                                          25,830          16,855
  Accrued network costs                                                        41,943          33,482
  Taxes other than income                                                      10,472          11,592
  Notes payable, capitalized leases and other long-term debt                      285             392
                                                                             --------         --------
    Total Current Liabilities                                                 $79,743         $63,718

Long-term Liabilities:
  Notes payable, capitalized leases and other long-term debt                   $3,433          $3,263
  Senior Subordinated Notes                                                    79,396          84,335
                                                                             --------         --------
    Total Long-Term Liabilities                                               $82,829         $87,598
                                                                             --------         --------

      Total Liabilities                                                      $162,572        $151,316

Stockholders' equity:
  Preferred Stock, par value $0.01; authorized -- 14,784,000 shares; issued and outstanding -- none
  Common Stock, par value $0.01; authorized -- 200,000,000
    shares; issued and outstanding -- 33,585,000
    and 32,948,000 shares                                                        $336            $329
  Capital in excess of par value                                              138,692         132,378
  Paid-in capital -- Warrants                                                  11,770          12,129
  Accumulated deficit                                                         (73,125)       (102,611)
                                                                             --------         --------
      Total Stockholders' Equity                                              $77,673         $42,225
                                                                             --------         --------

Total Liabilities and Stockholders' Equity                                   $240,245        $193,541
                                                                             ========        ========




See notes to consolidated financial statements

                 ALC COMMUNICATIONS CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                   Three Months Ended    Six Months Ended
                                                                   ------------------    -----------------
                                                                   June 30,   June 30,   June 30,   June 30,
                                                                     1994       1993       1994       1993
                                                                   --------   --------   ---------   --------
                                                                     (In Thousands Except Per Share Amounts)
Revenue                                                            $135,908   $104,233   $265,697   $206,077

Operating Expenses:
  Cost of communication services                                    $74,388    $56,824   $144,398   $112,291
  Sales, general and administrative                                  32,451     29,575     63,682     58,090
  Depreciation and amortization                                       4,263      2,826      8,290      5,680
                                                                   --------    -------   --------   --------
       Total Operating Expenses                                    $111,102    $89,225   $216,370   $176,061
                                                                   --------    -------   --------   --------
       Operating Income                                             $24,806    $15,008    $49,327    $30,016
Interest expense (net of interest and other income of $330,000,
  $79,000, $695,000 and $131,000)                                     1,615      2,866      3,241      6,520
                                                                   --------    -------   --------   --------
Income Before Income Taxes, Extraordinary Item and
  Cumulative Effect of Accounting Change                            $23,191    $12,142    $46,086    $23,496
Income taxes                                                          8,350      3,750     16,600      7,100
                                                                   --------    -------   --------   --------
Income Before Extraordinary Items and Cumulative Effect
  of Accounting Change                                              $14,841     $8,392    $29,486    $16,396
Extraordinary Item:
  Loss on early retirement of debt (net of
     income tax benefit of $4,000,000)                                          (7,490)               (7,490)
Cumulative effect of change in method of accounting for
  income taxes                                                                                        13,500
                                                                   --------    -------   --------   --------
         Net Income                                                 $14,841       $902    $29,486    $22,406
                                                                  =========    =======    =======   ========
Earnings per common and common equivalent share:
  Income before extraordinary item and cumulative effect
      of accounting change                                            $0.39      $0.23      $0.77      $0.46
  Extraordinary item:
      Loss on early retirement of debt                                           (0.21)                (0.21)
  Cumulative effect of change in method of accounting for
      income taxes                                                                                      0.38
                                                                   --------    -------   --------   --------
  Net Income                                                          $0.39      $0.02      $0.77      $0.63
                                                                  =========    =======    =======   ========
Weighted Average Common and Common Equivalent Shares                 38,282     35,635     38,289     35,058
                                                                  =========    =======    =======   ========

See notes to consolidated financial statements

                 ALC COMMUNICATIONS CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                 Six Months Ended
                                                              ------------------------
                                                              June 30,       June 30,
                                                                1994           1993
                                                              -----------  -----------
                                                                 (In Thousands)
Operating Activities
  Net income                                                 $  29,486       $ 22,406
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation                                               5,430          4,775
      Amortization of intangible assets and bond discount        2,942          1,678
      Gain (loss) on sale of assets                                (98)             3
      Cumulative effect of change in accounting principle                     (13,500)
      Loss on retirement of debt, net of tax                                    7,490
      Increase in accounts receivable and
        other current assets                                   (15,298)        (8,803)
      Increase in current liabilities                           15,564          8,340
                                                             ---------       --------
        Net Cash Provided by Operating Activities            $  38,026       $ 22,389

Financing Activities
  Payments on revolving credit facility                                      $ (9,931)
  Proceeds from subordinated notes                                             84,335
  Payments on long-term debt                                 $    (490)       (19,409)
  Proceeds from issuance of common stock                         2,811          3,305
  Retirement of senior subordinated notes                                     (72,380)
  Retirement of subordinated notes                              (5,017)
                                                             ---------       --------
        Net Cash Used in Financing Activities                $  (2,696)      $(14,080)

Investing Activities
  Expenditures for fixed assets                              $ (10,241)      $ (4,418)
  Proceeds from sale of fixed assets                               121              4
  Change in other non-current assets                               206         (1,907)
  Purchase of customer base                                     (4,229)
                                                             ---------       --------
        Net Cash Used in Investing Activities                $ (14,143)      $ (6,321)
                                                             ---------       --------

        Increase in Cash and Cash Equivalents                $  21,187       $  1,988
Cash and cash equivalents at beginning of period                 1,819            112
                                                             ---------       --------
Cash and cash equivalents at end of period                   $  23,006       $  2,100
                                                             =========       ========
Interest paid                                                $   3,883       $  5,770
                                                             =========       ========
Income taxes paid                                            $   8,952       $  2,188
                                                             =========       ========

See notes to consolidated financial statements

                 ALC COMMUNICATIONS CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Six Months Ended June 30, 1994
                                  (Unaudited)


                                                                                  Paid-in capital
                                                   Common Stock     Capital in      -- Warrants
                                                 ----------------    excess of    ---------------   Accumulated
                                                 Shares    Amount    par value    Shares   Amount     deficit      Total
                                                 ------    ------    ---------    ------   ------     -------      -----
                                                                             (In Thousands)
Balance, December 31, 1993                        32,948      $329    $132,378     4,266  $12,129     $(102,611)   $42,225


  Exercise of stock options                          278         3       1,013                                       1,016

  Tax benefit from exercise of stock
    options                                                              3,151                                       3,151

  Exercise of warrants                               359         4       2,150      (359)    (359)                   1,795

  Net income for the six months
    ended June 30, 1994                                                                                  29,486     29,486
                                                  ------      ----    --------     -----  -------      --------    -------
Balance, June 30, 1994                            33,585      $336    $138,692     3,907  $11,770      $(73,125)   $77,673
                                                  ======      ====    ========     =====  =======      ========    =======

See notes to consolidated financial statements

ALC COMMUNICATIONS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 1994 AND 1993
- - ---------------------------------------

NOTE A -- MANAGEMENT'S REPRESENTATION

        The consolidated financial statements included herein have been prepared by ALC management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to current year presentation. In the opinion of ALC management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, and the accompanying consolidated financial statements present fairly the financial position as of June 30, 1994 and December 31, 1993, and the results of operations and cash flows for the three and six month periods ended June 30, 1994 and 1993.

        The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date but does not include all of the information and accompanying footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the fiscal year ended December 31, 1993.


NOTE B -- PURCHASE OF CUSTOMER BASE

        During July 1993, the Company acquired the specialized 800 customer base of Call Home America, Inc. for $15.5 million plus a payment to be made in August 1994 based on revenue in April, May and June 1994. The Company recorded a liability of $4.2 million related to this payment.

NOTE C -- LONG TERM DEBT

        In April 1994, the Company acquired, on the open market, $5.0 million of its 9.0% Senior Subordinated Debentures at the Company's approximate book value.

NOTE D -- SUBSEQUENT EVENT

        In August 1994, the Company completed a series of contracts which will result in a reduction of the Company's Michigan network costs by over $2 million per year. The transactions included loans of approximately $9 million in exchange for notes receivable to be repaid over 5 years and a 15% minority ownership position in a company owning this Michigan-based digital fiber optic network.

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

        The Company reported net income of $14.8 million on revenue of $135.9 million for the three month period ended June 30, 1994. This compares to income before extraordinary loss (related to early retirement of debt) of $8.4 million on revenue of $104.2 million for the same period in 1993. For the six months ended June 30, 1994, the Company reported net income of $29.5 million on revenue of $265.7 million. This compares to income before extraordinary item and cumulative effect of an accounting change of $16.4 million on revenue of $206.1 million for the six months ended June 30, 1993. Gross margin as a percent of net revenue remained relatively constant for both the three and six months ended June 30, 1994 compared to the year earlier period. The Company's continued strong performance was reflected by the increase in operating income of $9.8 million for the three months and $19.3 million for the six months ended June 30, 1994 over the same periods one year earlier. The improved operating results for 1994 were primarily due to an increase in long distance traffic and operating expense reductions as a percent of revenue.


                   OPERATING RESULTS AS A PERCENT OF REVENUE

                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                           JUNE 30,                         JUNE 30,
                                                  -------------------------         -------------------------
                                                    1994             1993             1994             1993
                                                  --------         --------         --------         --------
         Revenue                                    100.0%           100.0%           100.0%           100.0%
         Communication svcs.                        (54.7)           (54.5)           (54.3)           (54.5)
                                                    ------           ------           ------           ------
           Gross Margin                              45.3%            45.5%            45.7%            45.5%
         Sales, gen'l & admin.                      (23.9)           (28.4)           (24.0)           (28.2)
         Depreciation & amort.                      ( 3.1)           ( 2.7)           ( 3.1)           ( 2.7)
                                                    ------           ------           ------           ------
           Operating income                          18.3%            14.4%            18.6%            14.6%
                                                    ======           ======           ======           ======


        Results for 1993 included both the cumulative effect of the change in method of accounting for income taxes which resulted in an increase in income of $13.5 million in the first quarter of 1993 and an extraordinary loss on the early retirement of debt of $7.5 million, net of tax, recorded in the second quarter of 1993.

        Billable minutes have continued to increase since the third quarter of 1990 when compared to the same quarter in the prior year. Billable minutes have continued to grow, reaching record levels for the fourth consecutive quarter. The increase in billable minutes results from traffic growth generated by new customers, minutes from the acquisition of a customer base, increased sales productivity, the introduction of new products and increased minutes per customer offset by billable minutes lost through attrition of existing customers. The results of operations for the three months ended June 30, 1994 reflect a continuation of the trend of strong financial performance as indicated by a 76.8% increase in income before the extraordinary item and the cumulative effect of the accounting change from the comparable quarter of 1993.

REVENUE

        Revenue increased by 30.4% and 28.9% for the three and six months ended June 30, 1994 from the comparable periods of 1993. Billable minutes again reached the highest level in the history of the Company, increasing by 41.4% and 37.2% for the three and six months ended June 30, 1994 over the comparable period in 1993. The first full month revenue from new sales in the second quarter of 1994 was significantly higher than the same period one year earlier. The Company's revenue per minute of 17.5 cents continues to be strong, though it has decreased from the prior year quarter level of 19.0 cents primarily due to changes in the sales mix. Reseller revenue has continued to grow significantly from prior year periods. This growth includes the impact of a major customer whose revenue has increased substantially in the last six months to a level of approximately 8% of total revenue in the second quarter. Although reseller revenue per minute is lower than regular commercial traffic (between
11 cents and 12 cents per minute), the increased reseller traffic has a positive impact on operating income due to low incremental sales, general and administrative costs.

        The provision for uncollectible revenue was 1.5% and 1.7% of gross revenue for the three and six months ended June 30, 1994 and 1.5% and 2.0% for the same periods of 1993. Strong controls and procedures have enabled the Company to improve the collection process and provide earlier detection of credit risks.

OPERATING EXPENSES

        The Company's primary cost is for communication services, which represents the costs of originating and terminating calls via local exchange carriers (primarily Bell Operating Companies). Also included in communication services are the costs of owning and leasing long-haul transmission capacity.

        The cost of communication services increased $17.6 million and $32.1 million during the three and six month periods ended June 30, 1994 compared to the same periods in 1993. This cost, however, remained relatively constant as a percent of net revenue for the comparable periods. By the use of high volume fixed price leased facilities to transmit traffic and lower prevailing unit prices for such capacity, the Company has successfully reduced its long-haul transmission costs as a percent of revenue.

        Sales, general and administrative expenses increased by 9.7% and 9.6% for the three and six month periods ended June 30, 1994 from the same periods one year earlier (but was significantly reduced as a percentage of revenue). The increase reflects increased commissions, new sales channel program costs and other expenses related to greater sales activity. 1994 results include a $1.2 million addition to pre-tax income, recorded in the first quarter of the year, resulting from the favorable settlement of a state telecommunications excise tax dispute.

        Depreciation and amortization increased 50.8% and 46.0% from the second quarter and the first half of 1993 to the same periods in 1994. This is primarily due to the amortization of the costs related to the acquisition of the Call Home America customer base.


INTEREST EXPENSE

        Net interest expense decreased 43.6% and 50.3% for the three and six months ended June 30, 1994 compared to the same periods in 1993. This resulted from principal payments in 1993, reduced interest related to the replacement of the 1992 Notes with the 1993 Notes, increased interest income due to higher cash balances, the elimination of borrowings under the Revolving Credit Facility as well as capital lease expirations.


INCOME TAXES

        The effective tax rate increased from 30.2% for the first half of 1993 to 36.0% for the first half of 1994, due to the increase in the federal income tax rate and the increase in taxable income (which results in a decrease in the impact of the Company's annual available $10 million net operating loss carryforward on the effective tax rate).


LIQUIDITY AND CAPITAL RESOURCES

        For the six months ended June 30, 1994 and 1993, the Company generated positive cash flow from operations of $38.0 million and $22.4 million, respectively. The positive cash flow reflects sixteen consecutive quarters of increased revenue and operating profits compared to prior year comparable quarters.

        The positive cash flow from operations resulted in working capital of $21.9 million at June 30, 1994 compared to $1.4 million at December 31, 1993. The increase in working capital is largely attributable to: (a) the increase in accounts receivable due to the increase in revenue and (b) the increase in cash attributable to the increased cash flow, offset by the increase in accrued liabilities and accrued network costs also related to higher traffic volumes.

        In addition to the positive cash flow from operations, the Company's liquidity position is further strengthened by the availability under the Revolving Credit Facility ("Facility"). The Facility provides for borrowings up to $40.0 million based on the level of accounts receivable and expires June 30, 1995. Under this Facility, the Company is able to minimize interest expense by structuring the borrowings under three alternatives. The effective rate under the Facility during 1993 approximated 5.8%. There have been no borrowings under the Facility during 1994. As of June 30, 1994, the Company had borrowing availability of $40.0 million and no balance outstanding.

        Further evidence of the Company's strong liquidity position was the Company's ability to finance the purchase, in April 1994, of $5.0 million of the Company's 1993 Notes from cash flow from operations. Additionally, in August 1994, the Company completed a series of contracts which will result in a reduction of the Company's Michigan network costs by over $2 million per year. The transactions included loans of approximately $9 million in exchange for notes receivable to be repaid over 5 years and a 15% minority ownership position in a company owning this Michigan-based digital fiber optic network.

        Because the Company has chosen to lease rather than own its transmission facilities, the Company's requirements for capital expenditures are modest. Capital expenditures totaled $10.2 million for the first half of 1994 and are expected to be $20 - $25 million for the year ended December 31, 1994. Capital expenditures during the first half of 1994 included projects for enhanced efficiency and technical advancement in the network, information systems and customer service. Future investment requirements for capital expenditures relate directly to traffic growth which necessitates the purchase of switching and related equipment. In addition, a major component of the capital budget relates to technological advancements as the Company continually updates its network capabilities to offer enhanced products and services.

        Management believes that the Company's cash flow from operations will provide adequate sources of liquidity to meet the Company's anticipated short and long term liquidity needs.

                           PART II: OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

          During the second fiscal quarter ended June 30, 1994, a Proxy Statement dated April 12, 1994 was furnished to the Company's stockholders in connection with the uncontested election of directors as well as approval of the ALC Communications Corporation 1994 Non-Employee Director Stock Option Plan at the Annual Meeting of Shareholders held May 12, 1994.

          (a) Election of directors

          In accordance with the Certificate, each outstanding share of ALC Common Stock is entitled to one vote. The affirmative vote of a majority of all the votes entitled to be cast by all holders of the ALC Common Stock is required to elect in the aggregate seven members of the Board of Directors. The name of each director elected at the meeting, and a separate tabulation with respect to each nominee, are set forth below:


Class               Nominee                  Votes for          Votes withheld
- - -----               -------                  ---------          --------------
Common              Michael E. Faherty       27,532,475             90,103
Common              Richard D. Irwin         27,531,518             91,060
Common              Marvin C. Moses          27,531,555             91,023
Common              William H. Oberlin       27,530,564             92,014
Common              Richard J. Uhl           27,532,960             89,618
Common              John M. Zrno             27,530,172             92,406


          (b) Approval of Company's 1994 Non-Employee Director Stock Option Plan

   Number of votes cast FOR such approval                       21,353,422

   Number of votes cast AGAINST such approval                    6,228,146

   Number of ABSTENTIONS                                            41,010

   Number of BROKER NON-VOTES                                            0

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits required by Item 601 of Regulation S-K

                                 EXHIBIT INDEX
                     [refer to definitions at end of Index]

                                                       Incorporated      Page
Exhibit                                Filed             Herein by      Number
Number         Description            Herewith         Reference to:    Herein
- - ------         -----------            --------         ------------     ------
3.1            ALC Amended and          X
               Restated Bylaws
               May 12, 1994

10.1           ALC Amended and          X
               Restated 1986 Option
               Plan
               May 12, 1994

10.2           ALC Amended and          X
               Restated 1990 Stock
               Option Plan
               May 12, 1994

10.3           ALC 1994 Non-Employee    X
               Director Stock Option
               Plan
               May 12, 1994

10.4           Stock Option             X
               Grumman Hill
               May 12, 1994

10.5           Amendment/Advisory       X
               Agreement with Stock
               Option
               May 2, 1994

10.6           Termination/Advisory     X
               Agreement with Stock
               Option
               May 12, 1994

10.7           Amended & Restated       X
               Fiber Optic Lease
               Agrmt. between MSM
               and Allnet
               August 1, 1994
               (CONFIDENTIAL TREATMENT
               REQUESTED)

10.8           Digital Service          X
               Agrmt. between MSM
               and Allnet
               August 5, 1994
               (CONFIDENTIAL TREATMENT
               REQUESTED)

11.1           Computation of           X
               Earnings Per Share

DEFINITIONS:    ALC:           ALC Communications Corporation
                ALLNET:        Allnet Communication Services, Inc.
                GRUMMAN HILL:  Grumman Hill Associates, Inc.
                MSM:           MSM Associates, Limited Partnership

The Registrant hereby agrees to furnish the Commission a copy of each of the Indentures or other instruments defining the rights of security holders of the long-term debt securities of the Registrant and any of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.

Exhibits 10.1 through 10.8 are included pursuant to SEC Regulation S-K, Item 601(b)(19).

          (b) Reports on Form 8-K

No reports on Form 8-K were filed during the second quarter of 1994.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ALC COMMUNICATIONS CORPORATION
                                                (Registrant)



                                        By:/s/ Marvin C. Moses
                                           ---------------------------
                                           Marvin C. Moses, Executive
                                           Vice President and Chief
                                           Financial Officer



                                        By:/s/ Marilyn M. Lesnau
                                           ---------------------------
                                           Marilyn M. Lesnau, Vice
                                           President, Controller and
                                           Chief Accounting Officer




Dated: August 12, 1994