Form 10-Q/A
period 1994-06-30
ALC COMMUNICATIONS CORP
filed 1994-09-22
CIK 783425

                                 FORM 10-Q/A

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                      AMENDMENT TO APPLICATION OR REPORT
                Filed pursuant to Section 12, 13, or 15(d) of
                     THE SECURITIES EXCHANGE ACT OF 1934


                        ALC COMMUNICATIONS CORPORATION
                               (Name of Issuer)

                               Amendment No. 1


        The undersigned registrant hereby amends certain portions of Part II,
Item 6.(a) and Exhibit 10.8, appearing in the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994 (Form 10-Q).

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ALC COMMUNICATIONS CORPORATION,
                                             a Delaware corporation


                                           By: /s/ Marvin C. Moses
                                               --------------------------------
                                               Marvin C. Moses,
                                               Executive Vice President
                                               and Chief Financial Officer


Dated: September 22, 1994

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

10.3           ALC 1994 Non-Employee      X
               Director Stock Option
               Plan
               May 12, 1994

10.4           Stock Option               X
               Grumman Hill
               May 12, 1994

10.5           Amendment/Advisory         X
               Agreement with Stock
               Option
               May 2, 1994

10.6           Termination/Advisory       X
               Agreement with Stock
               Option
               May 12, 1994

10.7           Amended & Restated         X
               Fiber Optic Lease
               Agrmt. between MSM
               and Allnet
               August 1, 1994
               (CONFIDENTIAL TREATMENT
               REQUESTED FOR CERTAIN
               PORTIONS OF THIS EXHIBIT)


10.8           Digital Service            X
               Agrmt. between MSM
               and Allnet
               August 5, 1994
               (CONFIDENTIAL TREATMENT
               REQUESTED FOR CERTAIN
               PORTIONS OF THIS EXHIBIT)

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

                                   EXHIBIT A

                             Initial Purchase Order


         CITY PAIR                           CIRCUIT MILEAGE
         ---------                           ---------------

           *                                        *




        The DS-O Circuit Mile Rate will be * per DS-O mile for the

                                      *




         The Requested Service Commencement Date of each of the above Circuits is as soon as possible after the date MCI makes such Circuits available to Lessor.

         The Circuit Lease Term of each of the above Circuits will be     *
from the Activation Date thereof.



                     * Confidential Treatment Applied For