Form 10-Q
period 1994-09-30
ALC COMMUNICATIONS CORP
filed 1994-11-14
CIK 783425

                                  FORM 10-Q
                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended: September 30, 1994

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             Yes _X_   No ___

As of October 31, 1994, the registrant had 33,707,637 shares of Common Stock outstanding.

                 ALC COMMUNICATIONS CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS



                                                                    September 30,               December 31,
                                                                        1994                        1993
                                                                    -------------               -------------
                                                                     (Unaudited)
                                                                                  (In Thousands)
ASSETS
Current Assets:
  Cash and cash equivalents                                               $30,490                     $1,819
  Accounts receivable, less allowance for doubtful accounts
     of $4,170,000 and $3,974,000                                          81,073                     58,761
  Other current assets                                                      7,203                      4,543
                                                                         --------                    -------
    Total Current Assets                                                 $118,766                    $65,123
Fixed Assets:
  Communication systems                                                   $91,512                    $81,752
  Other equipment and leasehold improvements                               35,648                     29,785
  Construction in progress                                                  9,011                      6,722
                                                                         --------                    -------
                                                                         $136,171                   $118,259
  Less accumulated depreciation and amortization                           77,778                     69,918
                                                                         --------                    -------
    Total Fixed Assets                                                    $58,393                    $48,341

Cost in excess of net assets acquired                                      47,648                     48,792
Deferred income taxes                                                      10,240                     10,240
Intangibles and other assets                                               35,432                     21,045
                                                                         --------                    -------


      Total Assets                                                       $270,479                   $193,541
                                                                         ========                    =======

                 ALC COMMUNICATIONS CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                                    September 30,               December 31,
                                                                        1994                        1993
                                                                   -------------               -------------
                                                                     (Unaudited)
                                                                                  (In Thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                         $1,305                     $1,397
  Accrued liabilities                                                      30,258                     16,855
  Accrued network costs                                                    48,252                     33,482
  Taxes other than income                                                  11,804                     11,592
  Notes payable, capitalized leases and other long-term debt                  246                        392
                                                                         --------                    -------
    Total Current Liabilities                                             $91,865                    $63,718

Long-term Liabilities:
  Notes payable, capitalized leases and other long-term debt               $3,229                     $3,263
  Senior Subordinated Notes                                                79,407                     84,335
                                                                         --------                    -------
    Total Long-Term Liabilities                                           $82,636                    $87,598
                                                                         --------                    -------
      Total Liabilities                                                  $174,501                   $151,316

Stockholders' equity:
  Preferred Stock, par value $0.01; authorized --
    14,784,000 shares; issued and outstanding -- none
  Common Stock, par value $0.01; authorized --
    200,000,000 shares; issued and outstanding --
    33,667,000 and 32,948,000 shares                                         $337                       $329
  Capital in excess of par value                                          139,457                    132,378
  Paid-in capital -- Warrants                                              11,716                     12,129
  Accumulated deficit                                                     (55,532)                  (102,611)
                                                                         --------                    -------
      Total Stockholders' Equity                                          $95,978                    $42,225
                                                                         --------                    -------
Total Liabilities and Stockholders' Equity                               $270,479                   $193,541
                                                                         ========                    =======


See notes to consolidated financial statements

                 ALC COMMUNICATIONS CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                        Three Months Ended                     Nine Months Ended
                                                -------------------------------       -------------------------------------
                                                 September 30,     September 30,       September 30,          September 30,
                                                      1994             1993                1994                    1993
                                                 ------------      ------------        -------------          --------------
                                                                      (In Thousands Except Per Share Amounts)
Revenue                                               $149,054          $113,098             $414,751                $319,175

Operating Expenses:
  Cost of communication services                       $80,655           $60,561             $225,053                $172,852
  Sales, general and administrative                     34,696            30,915               98,378                  89,005
  Depreciation and amortization                          4,555             3,318               12,845                   8,998
                                                      --------          --------             --------                --------
       Total Operating Expenses                       $119,906           $94,794             $336,276                $270,855
                                                      --------          --------             --------                --------
       Operating Income                                $29,148           $18,304              $78,475                 $48,320
Interest expense (net of interest and other income of
  $433,000, $45,000, $1,128,000 and $176,000)            1,380             2,050                4,621                   8,570
                                                      --------          --------             --------                --------
Income Before Income Taxes, Extraordinary Item and
  Cumulative Effect of Accounting Change               $27,768           $16,254              $73,854                 $39,750
Income taxes                                            10,175             5,400               26,775                  12,500
                                                      --------          --------             --------                --------
Income Before Extraordinary Item and Cumulative
  Effect of Accounting Change                          $17,593           $10,854              $47,079                 $27,250
Extraordinary Item:
  Loss on early retirement of debt (net of
     income tax benefit of $4,000,000)                                                                                 (7,490)
Cumulative effect of change in method of
  accounting for income taxes                                                                                          13,500
                                                      --------          --------             --------                --------
         Net Income                                    $17,593           $10,854              $47,079                 $33,260
                                                      ========          ========             ========                ========

Earnings per common and common equivalent share:
  Income before extraordinary item and cumulative
      effect of accounting change                        $0.46             $0.29                $1.23                   $0.75
  Extraordinary item:
      Loss on early retirement of debt                                                                                  (0.21)
  Cumulative effect of change in method of
      accounting for income taxes                                                                                        0.38
                                                      --------          --------             --------                --------
  Net Income                                             $0.46             $0.29                $1.23                   $0.92
                                                      ========          ========             ========                ========
Weighted Average Common and Common
  Equivalent Shares                                     38,409            36,856               38,334                  35,847
                                                      ========          ========             ========                ========


See notes to consolidated financial statements

                 ALC COMMUNICATIONS CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                Nine Months Ended
                                                        -------------------------------
                                                          September 30,   September 30,
                                                             1994            1993
                                                          ----------      ------------
                                                                (In Thousands)
Operating Activities
  Net income                                                 $47,079      $33,260
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation                                             8,359        7,187
      Amortization of intangible assets and bond discount      4,575        2,596
      Loss on sale of assets                                     (97)
      Cumulative effect of change in accounting principle                 (13,500)
      Loss on retirement of debt, net of tax                                7,490
      Increase in accounts receivable and
        other current assets                                 (23,722)     (21,785)
      Increase in current liabilities                         27,637       20,974
                                                              ------      -------
        Net Cash Provided by Operating Activities            $63,831      $36,222

Financing Activities
  Payments on revolving credit facility                                  ($13,802)
  Payments on long-term debt                                   ($768)     (19,698)
  Retirement of senior subordinated notes                                 (72,380)
  Proceeds from subordinated notes                                         84,335
  Retirement of subordinated notes                            (5,017)
  Proceeds from issuance of common stock                       3,208       13,035
  Payment of dividend on preferred stock                                     (114)
                                                              ------      -------
        Net Cash Used in Financing Activities                ($2,577)     ($8,624)

Investing Activities
  Expenditures for fixed assets                             ($18,453)    ($12,258)
  Purchase of customer base                                   (5,857)     (15,426)
  Change in other non-current assets                          (8,273)          86
                                                              ------      -------
        Net Cash Used in Investing Activities               ($32,583)    ($27,598)
                                                              ------      -------
        Increase in Cash and Cash Equivalents                $28,671           $0
Cash and cash equivalents at beginning of period               1,819          112
                                                              ------      -------
Cash and cash equivalents at end of period                   $30,490         $112
                                                              ======       ======
Interest paid                                                 $7,890       $8,836
                                                              ======       ======
Income taxes paid                                            $17,253       $2,237
                                                              ======       ======

See notes to consolidated financial statements

                 ALC COMMUNICATIONS CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Nine Months Ended September 30, 1994
                                  (Unaudited)
                                 (In Thousands)

                                                                                Paid-in capital
                                               Common Stock      Capital in      -- Warrants
                                            -------------------  excess of    -------------------   Accumulated
                                            Shares     Amount    par value    Shares      Amount      deficit        Total
                                            -------    -------   ----------   ------      ------    ------------    --------
Balance, December 31, 1993                  32,948       $329     $132,378      4,266     $12,129     ($102,611)     $42,225


  Exercise of stock options                    306          4        1,142                                             1,146

  Tax benefit from exercise of stock
    options                                                          3,466                                             3,466

  Exercise of warrants                         413          4        2,471       (413)       (413)                     2,062

  Net income for the nine months ended
    September 30, 1994                                                                                   47,079       47,079
                                            ------       ----     --------     ------      ------       --------     -------
Balance, September 30, 1994                 33,667       $337     $139,457      3,853     $11,716      ($55,532)     $95,978
                                            ======       ====     ========     ======      ======      =========     =======

See notes to consolidated financial statements

ALC COMMUNICATIONS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

NOTE A -- MANAGEMENT'S REPRESENTATION

         The consolidated financial statements included herein have been prepared by ALC management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to current year presentation. In the opinion of ALC management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, and the accompanying consolidated financial statements present fairly the financial position as of September 30, 1994 and December 31, 1993, and the results of operations and cash flows for the three and nine month periods ended September 30, 1994 and 1993.

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

NOTE B -- TRANSMISSION CONTRACTS

         In August 1994, the Company completed a series of contracts which will result in a reduction of the Company's Michigan network costs by over $2 million per year. The transactions included loans totalling $9.2 million in exchange for notes receivable to be repaid over 5 years and a 15% minority ownership position in a company owning a Michigan-based digital fiber optic network.


NOTE C -- PURCHASE OF CUSTOMER BASE

         During July 1993, the Company acquired the specialized 800 customer base of Call Home America, Inc. for $15.5 million plus a $4.2 million payment made in August 1994 which was based on certain 800 customer base revenue in April, May and June 1994.

NOTE D -- LONG TERM DEBT

         In April 1994, the Company acquired, on the open market, $5.0 million of its 9.0% Senior Subordinated Debentures at the Company's approximate book value.

 ITEM 2                  MANAGEMENT'S DISCUSSION AND
                             ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The Company reported net income of $17.6 million on revenue of $149.1 million for the three month period ended September 30, 1994. This compares to net income of $10.9 million on revenue of $113.1 million for the same period in 1993. For the nine months ended September 30, 1994, the Company reported net income of $47.1 million on revenue of $414.8 million. This compares to income before extraordinary item and cumulative effect of an accounting change of $27.3 million on revenue of $319.2 million for the nine months ended September 30, 1993. Gross margin as a percent of net revenue remained relatively constant for both the three and nine months ended September 30, 1994 compared to the year earlier period. The Company's continued strong performance was reflected by the increase in operating income of $10.8 million for the three months and $30.2 million for the nine months ended September 30, 1994 over the same periods one year earlier. The improved operating results for 1994 were primarily due to an increase in long distance traffic and a reduction of sales, general and administrative expenses as a percentage of revenue.

OPERATING RESULTS AS A PERCENT OF REVENUE

                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                         ------------------            ------------------
                                                    1994             1993             1994             1993
                                                  --------         --------         --------         --------
         Revenue                                    100.0%           100.0%           100.0%           100.0%
         Communication svcs.                        (54.1)           (53.6)           (54.3)           (54.2)
                                                    ------           ------           ------           ------
           Gross Margin                              45.9%            46.4%            45.7%            45.8%
         Sales, gen'l & admin.                      (23.3)           (27.3)           (23.7)           (27.9)
         Depreciation & amort.                      ( 3.0)           ( 2.9)           ( 3.1)           ( 2.8)
                                                    ------           ------           ------           ------
           Operating income                          19.6%           16.2%             18.9%            15.1%
                                                    ======           =====            ======            =====


         Billable minutes have continued to increase since the third quarter of 1990 when compared to the same quarter in the prior year. Billable minutes have reached record levels for the fifth consecutive quarter. The increase results from traffic growth generated by new customers, including growth in reseller traffic, minutes from the acquisition of a customer base, increased sales productivity, the introduction of new products and increased minutes per customer partially offset by billable minutes lost through attrition of existing customers. The results of operations for the three months ended September 30, 1994 reflect a continuation of the trend of strong financial performance as indicated by a 62.1% increase in net income from the comparable quarter of 1993.

         Results for 1993 included both the cumulative effect of the change in method of accounting for income taxes which resulted in an increase in income of $13.5 million in the first quarter of 1993 and an extraordinary loss on the early retirement of debt of $7.5 million, net of tax, recorded in the second quarter of 1993.


REVENUE

        Revenue increased by 31.8% and 29.9% for the three and nine months ended September 30, 1994 from the comparable periods of 1993. Billable minutes again reached the highest level in the history of the Company, increasing by 46.7% and 40.6% for the three and nine months ended September 30, 1994 over the comparable period in 1993. The first full month revenue from new sales in the third quarter of 1994 was significantly higher than the same period one year earlier. The Company's revenue per minute of 17.0 cents continues to be strong, though it has decreased from the prior year quarter level of 18.9 cents primarily due to changes in the sales mix. Reseller revenue has continued to grow significantly from prior year periods reaching 20.3% of net revenue for the nine months ended September 30, 1994. This growth includes the impact of a major customer whose revenue has increased substantially in the last nine months and comprises approximately 8.2% of total revenue for 1994 to date. Although reseller revenue per minute is lower than regular commercial traffic (between 11 cents and 12 cents per minute), the increased reseller traffic has a positive impact on operating income due to low incremental sales, general and administrative costs.

         The provision for uncollectible revenue was 1.8% and 1.7% of gross revenue for the three and nine months ended September 30, 1994 and 1.8% and 2.0% for the same periods of 1993. Strong controls and procedures have enabled the Company to improve the collection process and provide earlier detection of credit risks.

OPERATING EXPENSES

         The Company's primary cost is for communication services, which represents the costs of originating and terminating calls via local exchange carriers (primarily Bell Operating Companies). Also included in communication services are the costs of owning and leasing long-haul transmission capacity.

         The cost of communication services increased $20.1 million and $52.2 million during the three and nine month periods ended September 30, 1994 compared to the same periods in 1993. This cost, however, remained relatively constant as a percent of net revenue for the comparable periods. By the use of high volume fixed price leased facilities to transmit traffic and lower prevailing unit prices for such capacity, the Company has successfully reduced its long-haul transmission costs as a percent of revenue.

         Sales, general and administrative expense increased by 12.2% and
10.5% for the three and nine month periods ended September 30, 1994 from the same periods one year earlier (but was significantly reduced as a percentage of revenue). The increase reflects increased commissions, new sales channel program costs and other expenses related to greater sales activity. 1994 results include a $1.2 million addition to pre-tax income, recorded in the first quarter of the year, resulting from the favorable settlement of a state telecommunications excise tax dispute.

         Depreciation and amortization increased 37.3% and 42.8% from the third quarter and the first nine months of 1993 to the same periods in 1994 but remains relatively constant as a percentage of revenue. This is primarily due to the amortization of the costs related to the acquisition of the Call Home America customer base.


INTEREST EXPENSE

         Net interest expense decreased 32.7% and 46.1% for the three and nine months ended September 30, 1994 compared to the same periods in 1993. This resulted primarily from increased interest income due to higher cash balances, principal payments, reduced interest rates on the 1993 Notes, a $5.0 million redemption of 1993 Notes in April 1994, and the elimination of borrowings under the Revolving Credit Facility.


INCOME TAXES

         The effective tax rate increased from 31.4% for the first nine months of 1993 to 36.3% for the first nine months of 1994, due to the increase in the federal income tax rate and the increase in taxable income (which results in a decrease in the impact of the Company's annual available $10 million net operating loss carryforward on the effective tax rate).


LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended September 30, 1994 and 1993, the Company generated positive cash flow from operations of $63.8 million and $36.2 million, respectively. The positive cash flow reflects seventeen consecutive quarters of increased revenue and operating profits compared to prior year comparable quarters.

         The positive cash flow from operations resulted in working capital of $26.9 million at September 30, 1994 compared to $1.4 million at December 31, 1993. The increase in working capital includes a $22.3 million increase in accounts receivable due to the increase in revenue offset by a $28.2 million increase in accrued liabilities and accrued network costs also related to higher traffic volumes.

         In addition to the positive cash flow from operations, the Company's liquidity position is further strengthened by the availability under the Revolving Credit Facility ("Facility"). The Facility provides for borrowings up to $40.0 million based on the level of accounts receivable and expires June 30, 1995. Under this Facility, the Company is able to minimize interest expense by structuring the borrowings under three alternatives. The effective rate under the Facility during 1993 approximated 5.8%. There have been no borrowings under the Facility during 1994. As of September 30, 1994, the Company had borrowing availability of $40.0 million and no balance outstanding.

         Further evidence of the Company's strong liquidity position was its ability to finance the purchase, in April 1994, of $5.0 million of the Company's 1993 Notes from cash flow from operations. Additionally, in August 1994, the Company completed a series of contracts which resulted in a reduction of the Company's Michigan network costs by over $2 million per year. The transactions included loans totalling $9.2 million in exchange for notes receivable to be repaid over 5 years and a 15% minority ownership position in a company owning a Michigan-based digital fiber optic network.

         Because the Company has chosen to lease rather than own its transmission facilities, the Company's requirements for capital expenditures are modest. Capital expenditures totaled $18.5 million for the first nine months of 1994 and are expected to be approximately $25 million for the year ended December 31, 1994. Capital expenditures year to date 1994 included projects for enhanced efficiency and technical advancement in the network, information systems and customer service. Future investment requirements for capital expenditures relate directly to traffic growth which necessitates the purchase of switching and related equipment. In addition, a major component of the capital budget relates to technological advancements as the Company continually updates its network capabilities to offer enhanced products and services.

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

                           PART II: OTHER INFORMATION

Item 6.            Exhibits and Reports on Form 8-K

                   (a)     Exhibits required by Item 601 of Regulation S-K

                                 EXHIBIT INDEX
                     [refer to definitions at end of Index]

                                                                       Incorporated     Page
Exhibit                                               Filed            Herein by        Number
Number                     Description                Herewith         Reference to:    Herein
- - ------                     -----------                --------         ------------     ------
10.1                       Amendment to Amended          X
                           and Restated Employ-
                           ment Agrmt. ALC, Allnet
                           and John M. Zrno, Marvin
                           C. Moses, William H.
                           Oberlin
                           August 23, 1994

11.1                       Computation of                X
                           Earnings Per Share

27.1                       Financial Data                X
                           Schedule


DEFINITIONS:  ALC:       ALC Communications Corporation
              ALLNET:    Allnet Communication Services, Inc.

The Registrant hereby agrees to furnish the Commission a copy of each of the Indentures or other instruments defining the rights of security holders of the long-term debt securities of the Registrant and any of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.

Exhibit 10.1 is included pursuant to SEC Regulation S-K, Item 601(b)(19).

       (b) Reports on Form 8-K

No reports on Form 8-K were filed during the third quarter of 1994.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ALC COMMUNICATIONS CORPORATION
                                        (Registrant)



                                By:/s/ Marvin C. Moses
                                   ------------------------------
                                   Marvin C. Moses, Executive
                                   Vice President and Chief
                                   Financial Officer



                                By:/s/ Marilyn M. Lesnau
                                   ------------------------------
                                   Marilyn M. Lesnau, Vice
                                   President, Controller and
                                   Chief Accounting Officer




Dated: November 11, 1994