Form 10-Q/A
period 1994-06-30
ALC COMMUNICATIONS CORP
filed 1994-12-09
CIK 783425

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


                               Amendment No. 3



        The undersigned registrant hereby amends Exhibit 3.1, appearing in the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994 (Form 10-Q).


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



Dated:  December 8, 1994

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits required by Item 601 of Regulation S-K

                                 EXHIBIT INDEX
                     [refer to definitions at end of Index]

                                                               Incorporated      Page
Exhibit                                        Filed             Herein by      Number
Number         Description                    Herewith         Reference to:    Herein
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