Form 10-K
ALC COMMUNICATIONS CORP
filed 1995-03-24
CIK 783425

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]
     For the fiscal year ended:   December 31, 1994



[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]
     For the transition period from       to

                        Commission file number:1-10831

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


  Securities registered pursuant to Section 12(g) of the Act:
                              Title of each class
                                      None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X                  No

As of February 27, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant based on the last reported sales price of the registrant's Common Stock on the American Stock Exchange for that date was $959,053,927.

As of February 27, 1995, the registrant had 33,713,051 shares of Common Stock outstanding.

                                     PART 1

ITEM 1.   BUSINESS

         (A) GENERAL DEVELOPMENT OF BUSINESS

                 ALC Communications Corporation was incorporated in Delaware on August 26, 1985 ("ALC" or the "Registrant"). ALC commenced business on December 19, 1985, the date of the affiliation of two long distance telephone companies, Allnet Communication Services, Inc. ("Allnet") and Lexitel Corporation ("Lexitel"). Allnet, a wholly-owned subsidiary of ALC, now has the former businesses and operations of both Allnet and Lexitel. ALC conducts no business other than its position as a holding company.

        Unless the context otherwise requires, the term "Company" includes ALC and its wholly-owned subsidiaries; ConferTech International, Inc. and Allnet and all of the wholly-owned subsidiaries of Allnet. The principal executive offices of ALC are located at 30300 Telegraph Road, Bingham Farms,
Michigan 48025 (810/647-4060).

                 In August 1994, the Company completed a series of transactions with respect to the Company's Michigan network. These transactions included the Company's acquisition of a 15% minority ownership position in a company owning a Michigan-based digital fiber optic network. The Michigan network was acquired from General Electric Capital Corporation with the majority position (85%) being purchased by IXC Communications, Inc., an Austin, Texas based network services provider ("IXC"), and the balance (15%) by ALC.

                 Shortly after the end of the 1994 fiscal year, the Company consummated two significant agreements. The first was its January 19, 1995 announcement that ALC had signed a definitive agreement to acquire ConferTech International, Inc. for approximately $66 million in a cash transaction. The second involved the January 20, 1995 closing of a $105 million unsecured credit facility with First Union National Bank of North Carolina and Bank One, Columbus, NA as Co-Managing Agents. The new facility, which includes more favorable terms than the prior credit facility, will provide the Company with greater flexibility to enhance its growth through strategic investment.

                 (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

                 The Company operates in one industry segment. All significant revenues relate to sales of telecommunication services to the general public.

                 (C) NARRATIVE DESCRIPTION OF BUSINESS

                 ALC is the holding company of Allnet and other subsidiaries and conducts no other business. ConferTech was acquired pursuant to a tender offer and subsequent statutory merger. Confertech provides teleconferencing services and audio bridge equipment.

                 Allnet provides long distance telecommunications services primarily to commercial and, to a lesser extent, residential subscribers in the majority of the United States and completes subscriber calls to all directly dialable locations worldwide. Allnet is one of the few nationwide providers of long distance services and in 1994 carried in excess of 1.1 billion calls over its network.

                 Allnet operates its own switches, develops and implements its own products, monitors and deploys its transmission facilities and prepares and designs its own billing and reporting systems. The Company focuses on a highly profitable segment of the long distance industry with high operating margins, specifically, commercial accounts, whose calling volume consists primarily of calls made during regular business hours which command peak-hour pricing.

                 Commercial subscribers tend to make most of their calls on weekdays during normal business hours, while the Company's residential subscribers tend to make most of their calls in the evening and on weekends, when business usage is lowest. Neither commercial nor residential subscribers' access to the Company's service is limited as to the time of day or day of week.

                 SEASONALITY

                 The Company experiences certain limited seasonality in the use of its services due to periods where commercial subscribers experience higher levels of time-off by their employees, such as during national holidays and vacation periods. Fewer business days during a calendar month will also impact usage. The Company will experience decreased commercial usage resulting from these factors. Since 1992, the impact of commercial traffic seasonal variations has been more than offset by strong year over year traffic growth as well as reseller growth in residential traffic. Seasonality in usage from residential subscribers tends to vary with the return of students to college and national holidays. The Company will experience increased residential usage resulting from these factors.

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

                  In late 1994, ALC created a subsidiary, Allnet Communications Limited, a United Kingdom resident subsidiary ("Allnet Ltd."). Presently inactive, Allnet Ltd. was formed in order to provide originating domestic and international long distance telecommunications services to commercial and consumer accounts in the United Kingdom and to provide cost-effective termination of U.S. originating U.K. traffic. In early 1995, ALC created another subsidiary, Allnet Local Services, Inc. a Michigan corporation ("ALS"). Also presently inactive, ALS was formed in order to provide local telecommunications services initially within the state of New York.

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

                 In 1994, the Company launched Allnet Spectruma(TM), a new calling card which marries the best attributes of Allnet Access(R) and Allnet MultiPoint(R) 800 to allow abbreviated dialing for calling card calls. For example, to complete a call, a customer dials his or her personal 800 number followed by an appropriate four-digit destination PIN and the call is completed on the Allnet network. Customer satisfaction is instilled because, after accessing the Allnet network, the Allnet Spectrum(TM) card only requires inputting four digits as opposed to the industry standard of fifteen digits.

                Value-added services include Allnet Call Delivery(R), a message delivery service which enables a customer to send a prerecorded message to a number; subscribers may also dial in to access a number of voice mail services. With Flexible Call Routing, users can dial an 800 number and issue instructions directing their incoming calls to any number of their choosing, including their office, home, voice mail, pager or cellular phone. Value-added services also include: VoiceQuote, an interactive stock quotation service; Allnet InfoReach(R), numerous audio/text programs such as news and weather; a voice mail service; Option USA(R), a service to provide calls to the U.S. from selected international locations on Allnet Access(R); and three different teleconferencing services.

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

        During 1993 the Company began to focus on mobile products and services, offering MobileLine, the resale of cellular service provided by the regional Bell Operating Companies ("BOCs"). This service allows customers to integrate cellular calls on their Allnet invoice and receive additional discounts on other Allnet services. By the end of 1994, MobileLine is offered in the Ameritech, Bell Atlantic, NYNEX, Bell South, Air Touch and U.S. West service regions and is being expanded in other areas of the country with non-wireline carriers. More recently, Allnet introduced the resale of a nationwide paging service under the name TravelReach(TM).

        ConferTech designs, develops and markets advanced equipment and services for the audio teleconferencing market, principally in North America, through both telemarketing and its own direct sales force operating from eight North American regional sales offices. Confertech provides operator-assisted and automatic conferencing services, called ConferCall(R), to customers throughout North America. ConferTech also provides automatic conferencing services throughout the United Kingdom and European countries through its London based conferencing service. The Company's principal equipment systems are the Tempo(R) and Allegro(R), which are bridges that integrate customized microprocessor-based hardware and proprietary software in a single call-linking system in order to enhance and distribute standard telephone signals so that numerous conferees can be connected in an audio "electronic meeting."

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

                 The Company also offers its proprietary personal computer reporting service, Allnet Invoice Manager(R) ("AIM"), which allows customers to design their own reports, prepare separate itemized bills, do mark-up reporting and generate numerous other customized reports.

                 In 1994, the Company's reporting services continued to expand with new offerings, which include weekly reports of non-completed 800 number calls, quarterly reporting for financial control, and graphic reports like Outlook(R) showing 800 number calls on maps by geographic region.

                 800 Services. The Company greatly expanded its 800 product offerings, capitalizing on opportunities resulting from FCC mandated portability in May 1993 (which allows customers to select a different long distance carrier without changing their 800 number). These new offerings include area code blocking and routing; time of day routing; Home Connection 800(TM), fractional 800 service which allows residential customers to acquire 800 service utilizing a 4 digit security Personal Identification Number ("PIN"); MultiPoint(R) 800 services which allow the customer to use accounting codes on an 800 number or route a single 800 number to numerous locations simultaneously; Follow-Me 800 which allows a customer to change his routing from a Touch Tone telephone; and TargetLine(R) 800 which routes calls to the closest location and provides custom prompts based upon a customer specific database. To supplement the Company's internal growth in this market, the Company also will evaluate strategic external growth opportunities. For example, in July 1993, the Company acquired the specialized 800 customer base of Call Home America, Inc. These customers are now also able to utilize a wide range of other telecommunications services from the Company.

                  In addition, in 1994, domestic 800 number services offered were expanded to include the ability to terminate domestic U.S. 800 numbers to any dialable telephone number in the world.

                 TRANSMISSION

                 The Company endeavors to have sufficient switching capacity, local access circuits and long distance circuits at and between its network switching centers to permit subscribers to obtain access to the switching centers and its long distance circuits on a basis which exceeds industry standards regarding clarity, busy signals or delays.

                 The network utilizes fiber optic and digital microwave transmission circuits to complete long distance calls. With the exception of a digital microwave system located in California for which Allnet holds the Federal Communications Commission ("FCC") licenses, such facilities are leased on a fixed price basis under both short and long term contracts. The California microwave facilities are on leased real estate and are subject to zoning and other land use restrictions. In recent years abundant availability and declining prices have dictated a strategy of generally obtaining new capacity for terms between six months and one year. The Company has several long term contracts which have annual "mark-to-market" clauses . This provision functions to keep the price the Company pays at or near current market rates. An important aspect of the Company's operation is planning the mix of the types of circuits and transmission capacity to be leased or used for each network switching center so that calls are completed on a basis which is cost effective for the Company without compromising prompt service and high quality to subscribers. Over 99% of the Company's domestic traffic is carried on owned or leased facilities ("on-net").

                 In establishing a network switching center, the Company can select equipment with varying capacities in order to meet the anticipated needs of the service origination region(s) served by the center. The equipment used by the Company is, for the most part, designed to permit expansion to its capacity by the addition of standard components. If the maximum capacity of the equipment in any center is reached, the Company replaces it with higher capacity switching equipment. Common elements of the replaced unit are re-deployed throughout the network. The Company is dependent upon the local telephone company for installing local access circuits and providing related service when establishing a network switching center. As of December 31, 1994, the Company had 16 network switching centers which originate traffic in all Local Access Transport Areas ("LATAs") in the United States. The Company also maintains a separate test switch in its Southfield, Michigan switching center that is used by Allnet engineering and operations personnel to develop and certify software, products and services prior to introduction to the Allnet network or customer base. International service is provided through participation in the International Carrier Group ("ICG") with two other major long distance companies. The ICG in turn contracts with other long distance companies and foreign entities to provide high quality international service at competitive rates.

                 MARKETING

                 Approximately 60% of the Company's employees are engaged in sales, marketing or customer services. The Company markets its services and products through personal contacts with an emphasis on customer service, network quality, value-added services, reporting, rating and promotional discounts. Allnet currently operates a sales network with 54 offices in the United States. The Company employs 1,049 sales, marketing and customer service individuals. Field sales representatives focus on making initial sales to commercial users. They solicit business through face-to-face meetings with small- to medium-sized businesses. Each field sales representative earns a commission dependent on the customer's usage and value-added services. The Company's sales strategy is to make frequent personal contact with existing and potential customers.

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

                 The Company services more than 325,000 customers. Of these customers, approximately 120,000 are commercial accounts, with the remainder being residential accounts. During the past two years, the Company has become more geographically diversified, adding new markets as necessary. The Company is currently focusing on expanding distribution channels to increase customer acquisition in specific target markets. Reseller revenue has continued to grow significantly; the revenue from one reseller growing rapidly to just under 10% of total revenue. It is the Company's understanding that this reseller, through a joint venture with a subsidiary of IXC, will be installing long distance switching capacity during 1995 which as completed, would result in over half of this traffic gradually moving to the joint venture network. However, the joint venture has in turn entered into a three year contract with Allnet, effective as of April 1, 1995. Allnet will terminate the joint venture traffic which can't be terminated on the venture's own network. Allnet also obtained provisions regarding exclusivity and minimums.

                 COMPETITION AND GOVERNMENT REGULATION

                 Competition is based upon pricing, customer service, network quality and value-added services. The Company views the long distance industry as a three tiered industry which is dominated on a volume basis by the nation's three largest long distance providers: American Telephone and Telegraph Company ("AT&T"), MCI Telecommunications Corporation ("MCI") and Sprint Communications, Inc. ("Sprint"). AT&T, MCI and Sprint, which generate an aggregate of approximately 80% of the nation's long distance revenue of $79.3 billion, comprise the first tier. Allnet is positioned in the second tier with three other companies with annual revenues of $430 million to $2.2 billion each. The third tier consists of more than 300 companies with annual revenues of less than $430 million each, the majority below $50 million each. Allnet targets small- and medium-sized commercial customers ($100 to $50,000 in monthly long distance volume) with the same focus and attention to customer service that AT&T, MCI and Sprint offer to large commercial customers. Allnet is one of the few long distance companies with the ability to offer high quality value-added services to small- and medium-sized commercial customers on a nationwide basis. A number of the Company's competitors are primarily regional in nature, limited by the size of their transmission systems or dependent on third parties for their billing services and product offerings.

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

                 As a nondominant Interexchange Carrier, the Company is not required to maintain a certificate of public convenience and necessity with the FCC other than with respect to international calls, although the FCC retains general regulatory jurisdiction over the sale of interstate long distance services by such carriers, including the requirement that calls be charged on a nondiscriminatory, just and reasonable basis. Following a Court of Appeals decision vacating an earlier FCC ruling, nondominant carriers, such as Allnet, need to file tariffs for their interstate service offerings. The impact of the Court of Appeals decision on Allnet was minimal and primarily administrative in nature. Allnet is in compliance with that decision, including maintaining an extensive set of interstate tariffs with the FCC. The FCC has since adopted reduced requirements regarding the filing of tariffs for non-dominant carriers, including Allnet. The Company believes that it has operated and continues to operate in compliance with all applicable tariffing and related requirements of the Communications Act of 1934, as amended.

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

        Congress is currently formulating legislation that might allow the BOCs into the inter-LATA business in competition with long distance carriers such as Allnet. Prior attempts at adopting such legislation during the 1994 Congressional session were unsuccessful. It cannot be determined at this time whether any bills addressing relief from the AT&T Divestiture Decree will be adopted or the timing of such adoption or, if adopted, whether the final legislation will be similar to any previously proposed bills. To the extent final legislation, if any, results in the BOCs being permitted to provide inter-LATA long distance telecommunications services and to compete in the long distance market, existing Interexchange Carriers,including the Company, would likely face substantial additional competition from local BOC monopolies.

        As part of the AT&T Divestiture Decree, the divested BOCs were required to charge AT&T and all other carriers (including Allnet) equal per minute rates for "local transport" service (the transmission of switched long distance traffic between the BOCs' central offices and the Interexchange Carriers' points of presence). BOC and other local exchange company ("LEC") tariffs for local transport service have been based upon these "equal per unit" rules since 1984, pursuant to the AT&T Divestiture Decree and the FCC's waiver of certain local transport pricing rules. Although the portion of the AT&T Divestiture Decree containing this rule ceased to be effective by its terms on September 1, 1991, the FCC had extended its effect until it concluded the rulemaking proceeding in which it considered whether to retain or modify the "equal per unit" local transport pricing structure. On September 17, 1992, the FCC voted to maintain the existing "equal per unit" pricing rules until late 1993. A two year interim plan then took effect. Based on the interim plan rates that are in effect, Allnet does not anticipate a material impact during 1994 and 1995.

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

                 The FCC has issued orders stating that carriers such as Allnet were entitled to refunds for overcharges paid to a number of local exchange carriers during the 1985-1986 and 1987-1988 and 1989-1990 periods. These awards have, in all but one case, been paid to Allnet. Although these awards are in the aggregate significant, they are not a material portion of the Company's total access costs. Some local exchange carriers have appealed the orders and some of the awards which were paid are conditioned on the outcome of the appeals.

                 The intrastate long distance telecommunications operations of the Company are also subject to various state laws and regulations, including certification requirements. Generally, the Company must obtain and maintain certificates of public convenience and necessity as well as tariffs from regulatory authorities in most states in which it offers intrastate long distance services, and in most of these jurisdictions, must also file and obtain prior regulatory approval of tariffs for its intrastate offerings. At the present time, the Company can provide originating services to customers in all 50 states and the District of Columbia. Those services may terminate in any state in the United States and may also terminate to countries abroad. Only 31 states have public utility commissions that actively assert regulatory oversight over the intrastate services currently offered by the Company. Like the FCC, many of these regulating jurisdictions are relaxing the regulatory restrictions currently imposed on telecommunication carriers for intrastate service. While some of these states restrict the offering of intra-LATA services by the Company and other Interexchange Carriers, the general trend is toward opening up these markets to the Company and other Interexchange Carriers. Those states that do permit the offering of intra-LATA services by Interexchange Carriers generally require that end users desiring to access these services dial special access codes which place the Company and other Interexchange Carriers at a disadvantage as compared to LEC intra-LATA toll service which generally requires no access code.

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

                 EMPLOYEES

                 As of December 31, 1994, the Company employed 1,705 employees in the United States, none of whom were subject to any collective bargaining agreements.


ITEM 2.   PROPERTIES

                 On December 31, 1994, the Company had under lease approximately 113,000 square feet of office space in Bingham Farms, Michigan for executive and administrative functions and approximately 43,000 square feet in Southfield, Michigan for customer service, collections, and data processing. The Company also leases approximately 295,000 square feet in the aggregate for sales and administrative offices, network switching centers and unmanned microwave sites in 110 other locations in the continental United States.

                 Most of the leased premises are for an initial term of five-to-ten years with, in many cases, options to renew. All properties presently being used for operations of the Company are suitable, well maintained and equipped for the purposes for which they are used.

                 In 1993, ConferTech acquired a 55,000 square foot building in Westminster, Colorado to serve as its headquarters and to provide a base for a significant portion of its operations, including sales and marketing, service operations, engineering and administration. ConferTech's leased facilities, comprised of call centers, sales offices and bridge locations in the United States, Canada and United Kingdom contain approximately 46,000 square feet, with leases expiring in June 1995 through January 2004.

 ITEM 3.         LEGAL PROCEEDINGS

                 None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITY HOLDERS

                 None.

                 EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth as of March 30, 1995 the executive officers of ALC as designated by the Company or otherwise required by law to be so designated. Executives are elected annually and serve at the pleasure of the Board.

NAME                      AGE              POSITION

John M. Zrno              56               President, Chief Executive Officer
                                           and Director

William H. Oberlin        50               Executive Vice President,
                                           Chief Operating Officer
                                           and Director


Marvin C. Moses           50               Executive Vice President, Chief
                                           Financial Officer, Assistant
                                           Secretary and Director

Gregory M. Jones          44               Senior Vice President

Connie R. Gale            48               Vice President, General Counsel
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

         Gregory M. Jones has held the position of Senior Vice President since December 1990 and had formerly served as Vice President - Marketing since January 1989. Mr. Jones was previously director of Sure Check and Retail Services, Inc., a wholly-owned subsidiary of Comp-U-Check, Inc. From July 1979 to June 1987 Mr. Jones held various positions with MCI Telecommunications Corporation including director of marketing for MCI Midwest in Chicago, senior manager of telemarketing, and senior manager of customer service.

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

_____________________________
References to "Sprint" include its former designations: Southern Pacific Communications Co., GTE Sprint and U.S. Sprint.

                                    PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS

                 The Common Stock, $.01 par value, has been traded on the AMEX since September 4, 1991 and is listed under the symbol ALC. The table below sets forth the ranges of high and low closing sales prices of the Common Stock as reported on the AMEX composite tape for calendar years 1993 and 1994.

                                                   1993                              1994
                                                   ----                              ----

                                            HIGH            LOW              HIGH             LOW
         1st quarter                       $16.63           $12.50           $36.75           $28.13
         2nd quarter                       $20.00           $15.50           $36.75           $27.50
         3rd quarter                       $28.25           $19.75           $36.25           $29.50
         4th quarter                       $30.75           $23.88           $38.13           $27.63

        As of February 27, 1995, there were 1,932 stock holders of record of the Common Stock. The high and low sales price per share of the Common Stock for the period from January 1, 1995 to February 27, 1995, as reported by AMEX, were $34.50 and $27.50, respectively.

                 Since its inception, ALC has not declared or paid any dividends on its Common Stock. The Company is allowed to pay dividends by the terms of its credit facility as follows: (a) dividends may be paid in shares of its own capital stock and (b) cash dividends may be paid and the Company may redeem or repurchase shares of its capital stock (i) in an aggregate amount not to exceed thirty percent (30%) of cumulative Consolidated Net Income and (ii) if at the time of such payment, redemption or repurchase, no Default or Event of Default shall exist or would be created (capitalized terms not otherwise defined herein are defined in the credit agreement).

         Effective as of January 12, 1995, ALC adopted a Stockholder Rights Plan under which a Right was distributed to stockholders of record of the Common Stock issued and outstanding at the close of business on January 24, 1995. The Rights become exercisable only after a person or group acquires 20% or more of the Common Stock or announces a tender offer for 20% or more of the Common Stock. After a 20% acquisition each Right entitles the holder, at an exercise price of $120, to purchase at a 50% discount either shares of the Common Stock or under certain circumstances, an acquiring company's common stock.

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

ALC COMMUNICATIONS CORPORATION AND SUBSIDIARY
Selected Financial Data

                                                                                 AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                                     1994         1993            1992            1991        1990
                                                                                   (IN THOUSANDS EXCEPT PER SHARE DATA)
Income Statement Data:
  Revenue                                                           $567,824     $436,432        $376,064     $346,873     $326,004

  Income (loss) before extraordinary items
  and Cumulative Effect of Accounting Change                         $64,329      $39,676         $13,826       $2,717     $(19,643)

  Net income (loss)                                                  $64,329      $45,686         $20,826       $5,347     $(19,643)

  Income (loss) per common share before extraordinary items
  and Cumulative Effect of Accounting Change (1)                       $1.68        $1.07           $0.43       $(0.17)      $(2.29)

  Net income (loss) per common share (1)                               $1.68        $1.23           $0.74       $(0.02)      $(2.29)


Balance Sheet Data:

  Total assets                                                      $284,725     $193,541        $143,266     $140,846     $149,375

  Long term obligations (2)                                          $82,466      $87,598         $83,950     $105,355     $181,450

---------------------------

(1)  1990 has been restated to reflect the 1:5 reverse stock split.
(2)  1990 through 1992 include Class A Preferred Stock.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

Nineteen hundred ninety four was a year of record performance for ALC ("the Company"). Capitalizing on a series of multi-year financial transactions completed in 1993, which provided for the simplification and improvement of the debt and capital structure, the Company was able to concentrate on traffic and revenue growth and implementation of strategies for its ongoing operations.

The Company has sustained a level of financial success which includes the fact that net income grew from a level of $3.3 million for the first quarter of 1992 to $17.3 million for the fourth quarter of 1994. Net income (excluding extraordinary items) for the year ended 1994 increased approximately
62% over the previous year. The results of operations for 1992, 1993 and 1994 reflect increases in both billable minutes and revenue and a significant reduction in operating expenses as a percent of revenue.

RESULTS OF OPERATIONS

The Company reported net income of $64.3 million for the year ended December 31, 1994 on revenue of $567.8 million. This compares to net income of $45.7 million for the year ended December 31, 1993, which includes the impact of both the $13.5 million cumulative effect of a change in method of accounting for income taxes and the $7.5 million net loss related to early retirement of debt. Excluding the effect of these items, income for the year ended December 31, 1993 totaled $39.7 million on revenue of $436.4 million. This compares to net income of $20.8 million on revenue of $376.1 million for the year ended December 31, 1992.

Operating income increased from $40.7 million for the year ended December 31, 1992 to $68.9 million in 1993 and increased to $106.3 million in 1994. This improvement is primarily the result of increased revenue from increased billable minutes.


                                                                           Year Ended December 31,
                                                                     1994           1993            1992
                                                                     ----           ----            ----
                             Revenue                                100.0%          100.0%         100.0%
                             Cost of communication services         (54.5)          (53.8)         (57.7)
                                                                   ------          ------         ------
                                Gross Margin                         45.5%           46.2%          42.3%
                             Sales, general & administrative        (23.7)          (27.5)         (28.5)
                             Depreciation & amortization             (3.1)           (2.9)          (3.0)
                                                                   ------          ------         ------
                                Operating Income                     18.7%           15.8%          10.8%
                                                                   ======          ======         ======

REVENUE

Revenue increased 30.1% to $567.8 million from 1993 to 1994 resulting from year over year traffic growth of 42.3%. Since the third quarter of 1990, billable minutes have continued to increase when compared to the same quarter in the prior year. Most importantly, billable minutes reached their highest level in 1994. Across the board, volume growth was led by strong performance in the Company's reseller and Call Home America(R) customer bases which, during 1994, have continued to grow significantly and reached approximately 22% and 6% of revenue, respectively.

The Company's revenue per minute of 17.2 cents continues to be strong, although it decreased from the 1993 level of 18.8 cents primarily due to changes in the sales mix. Although reseller revenue per minute is lower than regular commercial traffic (between 11 cents and 12 cents per minute), the increased reseller traffic has a positive impact on operating income due to the low incremental sales, general and administrative costs.

The revenue increase for 1994 included the revenue from one reseller which grew rapidly to just under 10% of total revenue. It is ALC's understanding that this reseller, through a joint venture, will be installing long distance switching capacity during 1995 which, as completed, would result in over half of this traffic gradually moving to the joint venture network. However, the joint venture has in turn entered into a three year contract with Allnet, effective as of April 1, 1995. Allnet will terminate the joint venture traffic which can't be terminated on the venture's own network. Allnet also obtained provisions regarding exclusivity and minimums.

Revenue increased 16.1% to $436.4 million from 1992 to 1993 resulting from an 18.9% increase in billable minutes offset somewhat by a decrease in the revenue per minute. The increase in billable minutes results from traffic generated by new customers and increased minutes per customer. Revenue per minute decreased from 1992 to 1993 resulting from changes in the sales mix.

Beginning in May 1993, the Company benefited from new traffic growth generated from the availability of 800 portability. Beginning in July 1993, the Company had additional revenue from the acquisition of the customer base of Call Home America, Inc. ("CHA") which represented approximately 2% of revenue for the year ended December 31, 1993. In addition, resellers contributed approximately $18 million to revenue during 1993.

The revenue generated from customers' first full month of service in 1994 was 48.4% higher than in 1993 and 30.7% higher in 1993 than in 1992. The increased revenue from new customers along with revenue from existing customers is significantly outpacing revenue lost from customer attrition.

The provision for uncollectible revenue, which is deducted from gross revenue to arrive at reported revenue, was 1.7% for the year ended December 31, 1994, 1.9% for the year ended December 31, 1993, and 3.0% for the year ended December 31, 1992. Strong controls and procedures have enabled the Company to improve the collection process and provide earlier detection of credit risks.

COST OF COMMUNICATION SERVICES

The cost of communication services increased from $216.9 million and $234.8 million to $309.5 million for the years 1992, 1993, and 1994, respectively. The increase in the cost of communication services is due primarily to the 42.3% and 18.9% increase in billable minutes in 1994 and 1993. The cost of communication services as a percent of revenue was 54.5% in 1994, up slightly from 53.8% in 1993, the lowest rate in the Company's history, and reflects a decrease from the 1992 level of 57.7%.

Additionally, in August 1994, the Company completed a series of contracts which will result in a reduction of the Company's Michigan network costs by over $2 million per year. The Company continues to reconfigure its network to optimize utilization.

The Company's use of high volume, fixed price transmission facilities is significantly more cost effective than the use of measured services. By utilizing fixed price leased facilities to transmit long-haul traffic, the Company has successfully decreased its network costs without the capital expenditures associated with construction of its own fiber optic or digital microwave network. Over 99% of the Company's traffic traverses over fixed price, "on-net" digital facilities.

OTHER EXPENSES

Sales, general and administrative expense was $107.3 million, $119.8 million and $134.3 million for the years 1992, 1993 and 1994, respectively.

Sales, general and administrative expense for 1994 increased $14.5 million or 12.1% over 1993. The increase reflects increased salaries, commissions, new sales channel program costs and other expenses related to greater sales activity. Nineteen hundred ninety four results include a $1.2 million reduction in cost resulting from the favorable settlement of a state telecommunications excise tax dispute. As a percentage of revenue, sales, general and administrative expense declined to 23.7% from 27.5% in 1993, evidencing management's continued emphasis on process improvement and cost benefit analysis.

Sales, general and administrative expense for 1993 increased $12.5 million or 11.7% compared to 1992. The increases reflect increased commissions, taxes other than income, and other expenses related to sales. Sales, general and administrative expense, however, declined as a percent of revenue which reflects management's continuing focus on cost containment. Procedures implemented to improve efficiencies and contain expenses included improved budgeting techniques, continued review of actual expenses against budgeted levels, incentive programs tied directly to achievement of budget objectives, and detailed review of general expense programs.

Depreciation and amortization increased 37.8% and 14.3% for the years 1994 and 1993, respectively, compared to the previous years, but remained relatively constant as a percent of revenue. In both years, the increase is the result of depreciation on newly acquired fixed assets and amortization of intangible assets from the purchase of CHA.

INTEREST EXPENSE

expense has dramatically decreased from $17.2 million in 1992 and $10.5 million in 1993 to $5.4 million in 1994. Interest expense decreased due to improved cash flow from operations and interest income (in 1994). This decrease also resulted from reduced interest related to the replacement of the 11 7/8% Subordinated Notes, which had an effective interest rate of 13.6%, with the 9% 1993 Notes in May 1993. A $5.0 million redemption of the 1993 Notes was made in April 1994. Additionally, in connection with a series of refinancing activities, various debt agreements were paid in full in 1993 and 1992. Interest expense was also lower in 1993 and 1994 because there have been no borrowings outstanding under the Revolving Credit Facility from October 1993 through 1994.

INCOME TAXES

Effective January 1, 1993, the required implementation date, the Company adopted the Financial Accounting Standards Board Statement 109 "Accounting for Income Taxes" ("Statement 109"). Application of the new rules resulted in the recording of a net deferred tax asset and additional income of $13.5 million as of January 1, 1993, related primarily to the future tax benefits which are expected to be realized upon utilization of a portion of the Company's tax net operating loss carryforwards ("NOLs"). Statement 109 requires that the tax benefit of NOLs be recorded as an asset to the extent that management assesses that the realization of such NOLs is "more likely than not". Management believes that realization of the benefit of the NOLs beyond a three-year period is difficult to predict and therefore has recorded a valuation allowance which has the effect of limiting the recognition of future NOL benefits for financial reporting purposes to those expected to be realized within the three year period. The Company did not apply Statement 109 retroactively and thus did not restate prior year financial statements to reflect adoption of the new rules.

Prior to January 1, 1993, the Company accounted for income taxes in accordance with Accounting Principles Board Opinion No. 11. The tax provision for the year ended December 31, 1992 included an amount that would have been payable except for the availability of NOLs. The tax benefits of the loss carryforwards utilized were reported as an extraordinary item for the year ended 1992. With the adoption of Statement 109, income tax expense for 1993 and 1994 included the benefit of utilizing net operating losses. In 1992, 1993 and 1994, the utilization of net operating losses was limited due to an Internal Revenue Code
Section 382 "ownership change".

SECTION 382 LIMITATION

The Internal Revenue Code provides that if an ownership change occurs, the taxable income of a corporation available for offset by NOLs will be subject to an annual limitation ("Section 382 Limitation").

The transfer of ALC Common Stock, Class B Preferred and Class C Preferred by CTI, the Company's former parent, to certain banks in August 1992 resulted in an ownership change with a Section 382 Limitation of approximately $10 million per annum. As a result of this annual limitation, along with the 15 year carryforward limitation, the maximum cumulative NOLs which can be utilized for federal income tax purposes in 1995 and future years are limited to an aggregate of approximately $110 million.

Future events beyond the control of the Company could reduce or eliminate the Company's ability to utilize the tax benefit of its NOLs. The tax benefit of NOLs would be eliminated if the Company fails to meet the continuity of business requirements.

SEASONALITY

The Company's long distance revenue is subject to certain limited seasonal variations. Because most of the Company's revenue is generated by commercial customers, the Company traditionally experiences decreases in long distance usage and revenue in vacation and holiday periods. Since 1992, the impact of commercial traffic seasonal variations has been more than offset by strong year over year traffic growth as well as reseller growth in residential traffic. However, the effect of commercial seasonality is still evidenced by lower sequential traffic growth in the fourth quarter.

LIQUIDITY AND CAPITAL RESOURCES

For the years ended December 31, 1994, 1993 and 1992, the Company generated positive cash flow from operations of $86.0 million, $59.4 million and $30.4 million, respectively, reflecting the strong trend of profitability. The positive cash flow reflects eighteen consecutive quarters of increased revenue and operating profits versus prior year comparable quarters.

The positive cash flow from operations resulted in working capital of $41.5 million at December 31, 1994 compared to $1.4 million at December 31, 1993. The increase in working capital includes a $62.0 million increase in cash and accounts receivable due to the increase in revenue offset by a $18.2 million increase in accrued network costs also related to higher traffic volume.

The Company's liquidity position was strengthened by refinancing activities which included the rescheduling of substantially all debt, resulting in significantly reduced or deferred debt service obligations. In 1992, the Company's major debt instrument was replaced by 11 7/8% Subordinated Notes of Allnet. As part of this restructuring, 3,400,000 ALC Common Stock warrants were issued representing 10.2% of the then fully-diluted equity of ALC. These notes were replaced in May 1993 with 9% Senior Subordinated Notes ("1993 Notes") which do not mature until May 2003. As a result, at December 31, 1993 ALC had a single debt instrument outstanding, $85.0 million of the 1993 Notes.

Refinancing activities also included the restructuring and simplification of the equity of ALC. In August 1992, the equity interest of Communications Transmission, Inc. ("CTI") represented by 14,324,000 shares of ALC Common
Stock, and the ALC Class B and Class C Convertible Preferred Stock ("Preferred Stock") was transferred to a group of five banks ("Banks"). Subsequently such Preferred Stock was converted into 3,796,000 shares of ALC Common Stock. A series of stock offerings in 1992 and 1993 was used to facilitate the sale of substantially all of the shares held by the Banks and a major stockholder. As part of the stock offering in October 1992, the Company also completed an Exchange Agreement which provided for the exchange of 2,144,044 Class A Preferred Shares for 6,399,227 shares of ALC Common Stock at an effective 40% discount. In December 1993, the Company redeemed the remaining shares of Class A Preferred.

Further evidence of the Company's stronger liquidity position was its ability to fund the purchase, in April 1994, of $5.0 million of the Company's 1993 Notes, the acquisition of customer accounts from CHA of $9.0 million and fixed assets of $22.4 million from cash flow from operations. Additionally, in August 1994, the Company completed a series of contracts which resulted in a reduction of the Company's Michigan network costs by over $2 million per year. The transactions included loaning $9.2 million in exchange for notes receivable to be repaid over 5 years and a 15% minority ownership position in a company owning a Michigan-based, fiber optic network.

In addition to the positive cash flow from operations, the Company's short term liquidity position is further strengthened by the unused availability under the Company's credit agreement. As of December 31, 1994, the Company had availability of $40.0 million under its existing Revolving Credit Facility and no balance outstanding. During January, 1995, the Company secured a $105 million unsecured credit facility with First Union National Bank of North Carolina and Bank One, Columbus, NA as Co-Managing Agents. Under the new facility, which expires December 31, 1999, the Company is able to minimize interest expense by structuring borrowings under two alternatives, each of which has a varying interest rate. The $40.0 million Revolving Credit Facility was simultaneously closed.

In January 1995, ALC announced plans to acquire ConferTech International, Inc. ("ConferTech"), a leading provider of teleconferencing services and audio bridge equipment. The Company entered a definitive agreement to acquire all the shares of ConferTech in a transaction valued at approximately $66 million. ALC completed a cash tender offer at $8.00 per share in late February 1995.
ALC financed this acquisition through cash from operations as well as utilizing its line of credit. As of February 28, 1995, the balance under the line was $12.0 million. The acquisition of ConferTech will provide additional revenue growth for the Company and enhance product offerings to the Company's customers. ConferTech reported revenue of $44.0 million and $35.8 million for the years ended December 31, 1994 and 1993, respectively.

Because the Company has chosen to lease rather than own its transmission facilities, the Company's requirements for capital expenditures are modest. Capital expenditures totaled $22.4 million in 1994. Capital expenditures during the year ended December 31, 1994 included projects for enhanced efficiency and technical advancement in the network, information systems and customer service. Future investment requirements for capital expenditures relate directly to traffic growth which necessitates the purchase of switching and related equipment. In addition, a major component of the capital budget relates to technological advancements as the Company continually updates its network capabilities to offer enhanced products and services. The level of capital expenditures for 1995 is expected to be approximately $30 million.

Management believes that the Company's cash flow from operations will provide adequate sources of liquidity to meet the Company's anticipated short and long-term liquidity needs as well as provide resources for further growth of the Company.

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

                 RICHARD D. IRWIN has held the position of Chairman of the Board of Directors since August 1988. He is the President of Grumman Hill Associates, Inc. ("Grumman Hill"), a merchant banking firm, having held that position since its formation in 1985. Mr. Irwin is also a member of the Board of Directors of Caire, Inc. and Pharm Chem Laboratories, Inc., IXC and Communications Transmission Group, Inc. ("CTGI"), which is a subsidiary of IXC.

                 JOHN M. ZRNO has held the positions of President, Chief Executive Officer and Director since August 1988. From December 1981 until joining Allnet, Mr. Zrno held a number of executive positions with Cable & Wireless North America, Inc., the most recent of which was President and Chief Executive Officer

                 WILLIAM H. OBERLIN has held the position of Director since July 22, 1993, and has held the position of Chief Operating Officer since July 1990 and the position of Executive Vice President since October 1988. From November 1983 through September 1988, Mr. Oberlin held a number of executive positions with Cable & Wireless North America, Inc., the most recent of which was Senior Vice President - Sales and Marketing.

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

                 RICHARD J. UHL has held the position of Director since September 3, 1991. Mr. Uhl is the President and a member of the Board of Directors of Chicago Holdings, Inc. ("CHI"), having held those positions since 1985. CHI is a privately owned company engaged in the management of several lease portfolios owned by it and its subsidiaries and in investments in operating companies. Since November 1990 he has also been the Chief Executive Officer and a member of the Board of Directors of Hurrah Stores, Inc. ("Hurrah"), a subsidiary of CHI. Mr. Uhl has also been President of Steiner Financial Corporation, another subsidiary of CHI, since December 1987. Mr. Uhl currently serves on the Boards of Directors of Dealers Alliance Credit Corp. (as Chairman of the Board, since October 1993) and of First Merchants Acceptance Corporation, since March 1991, which are companies in which CHI has a significant equity investment (Dealers Alliance Credit Corp. is privately owned). Prior to 1991, Mr. Uhl served in a number of executive capacities as well as on the Boards of Directors of certain finance organizations as well as a distributor of personal computer equipment, and a manufacturer of automotive products.

                 MICHAEL E. FAHERTY, age 60, has held the position of Director since June 23, 1992. Mr. Faherty primarily works (since 1977) as a business consultant and in the contract executive business, in connection with which Mr. Faherty has served as Chairman and Chief Executive Officer of ECCS, Inc. since December 6, 1994. As part of his duties as a contract executive, he has worked as Chairman of the Board and/or President for Shared Financial Systems, Inc., BancTec, Inc., Digital Sound Corporation, Systeme
Corporation and Cable & Wireless North America, Inc. Mr. Faherty is also a member of the Board of Directors of Biomagnetic Technologies, Inc.
BancTec, Inc., and ECCS, Inc.

                 Reference is made to the Item captioned "Executive Officers of the Registrant" in Part I of this Report.

SECTION 16 COMPLIANCE

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

                 Based solely on the Company's review of the copies of such forms it has assisted in or otherwise received and written representations from certain reporting persons that they were not required to file Forms 5 for specified fiscal years, the Company believes that all of its officers, directors, and greater than ten percent shareholders complied with all filing requirements applicable to them with respect to transactions during fiscal 1994 except as follows: Mr. Irwin, a member of the Board of Directors who is the indirect beneficial owner of certain derivative securities owned by Grumman Hill, failed to timely file one required report relating to a single transaction by Grumman Hill, and a late Form 4 was filed regarding such beneficial ownership. One required report relating to Common Stock attributable due to the marriage of Marilyn M. Price, Vice President and Controller, was not filed and a late Form 5 was subsequently filed regarding this ownership event.

ITEM 11.         EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

                 For 1994 and to be continued for 1995, Richard D. Irwin, Richard J. Uhl and Michael E. Faherty received or will receive remuneration of up to $20,000 per year for their services as Board members. Of that fee, $8,000 is dependent upon per meeting attendance at the four regularly scheduled Board meetings. In addition, beginning in fiscal year 1994, an annual fee of $10,000 is paid to a non-employee Director of the Board of Directors serving as Chairperson as compensation for additional services rendered. Pursuant to the ALC 1994 Non-Employee Directors Stock Option Plan, Messrs. Faherty,
Irwin and Uhl each were granted an option to purchase 5,000 shares of Common Stock at $29.63 per share, the market price at date of grant. The option vests quarterly over a four-year period (25% each year) commencing May 12, 1995; the option expires on the first to occur of : (i) May 12, 2004; (ii) three months after the optionee ceases to be a director (except in case of death); or (iii) within one year after the date of the director's death. In case of the death of the director while a director, the right to exercise all unexpired options is accelerated and accrues as of the date of death. On September 3, 1991, ALC granted Richard J. Uhl an option to purchase 40,000 shares of Common Stock at $4.25 per share, the market price at date of grant. Mr. Uhl is entitled to exercise the option in full; it expires on the earlier of 60 days subsequent to Mr. Uhl's death, resignation or removal as a director and September 3, 1998. On June 23, 1992, ALC granted Michael E. Faherty an option to purchase 40,000 shares of Common Stock at $4.63 per share, the market price at date of grant. Mr. Faherty is entitled to exercise the option in full; it expires on the earlier of 60 days subsequent to Mr. Faherty's death, resignation or removal as a director and June 23, 1998. It is anticipated that the Common Stock issuable upon the exercise of the options held by Messrs. Uhl and Faherty and granted in 1991 and 1992, respectively, will be registered under the Securities Act.

                 In addition, on May 12, 1994, Grumman Hill, of which Richard
D. Irwin is President, was granted a stock option to purchase 14,000 shares of Common Stock at $29.63 per share, the market price at date of grant. The option vests on May 12, 1995 and expires on May 12, 1999. Previously, Grumman Hill entered into an Advisory Agreement with Stock Option dated September 7, 1988 (the "Advisory Agreement") with the Company. The Advisory Agreement was terminated on May 12, 1994. Pursuant to the terms of the Advisory Agreement, Grumman Hill performed certain advisory services with respect to the management, operation and business development activities of the Company. In exchange for such services, Grumman Hill was initially granted a stock option to purchase at a price of $11.25 per share 153,163 shares of Common Stock and received an annual fee of $100,000. In conjunction with the 1990 phase of the refinancing of the Company, the option was regranted at an exercise price of $3.50 per share. The option was subsequently assigned to Grumman Hill Investments, L.P. ("Grumman Hill, L.P.") (of which Mr. Irwin is the General Partner). Grumman Hill, L.P. is entitled to exercise the option in full. The option will expire on September 7, 1998. It is anticipated that the Common Stock issuable upon the exercise of these options will be registered under the Securities Act.

EXECUTIVE COMPENSATION

                                              SUMMARY COMPENSATION TABLE

  The following table summarizes the total compensation paid to the Chief Executive Officer and the four most highly compensated executive officers at the end of calendar year 1994 for each of the past three fiscal years during which the named executive acted as an executive officer.

                                                                                                LONG-TERM
                                         ANNUAL COMPENSATION                                   COMPENSATION
                                 ---------------------------------------------------------   -------------------------
                                                                                 OTHER
NAME AND                                                                         ANNUAL      OPTIONS/       ALL OTHER
PRINCIPAL                                                                     COMPENSATION     SARS       COMPENSATION
POSITION                         YEAR     SALARY ($)          BONUS ($)       ($) (1) (4)     (#) (2)        ($) (3)
                                ------   ----------------   ---------------  --------------  -----------  ------------
John R. Zrno                     1994    $321,524             $325,000          $4,673                         $750
 President, Chief                1993     319,041              273,000           2,650         300,000          600
 Executive Officer,              1992     307,755              175,000                         284,983          500
 Director

Marvin C. Moses                  1994    $246,562             $250,000          $1,761                         $750
 Executive Vice                  1993     245,417              210,000                         240,000          600
 President, Chief                1992     234,998              135,000                         217,398          500
 Financial Officer,
 Assistant Secretary,
 Director

William H. Oberlin               1994    $246,562             $250,000          $5,668                         $750
 Executive Vice                  1993     245,417              210,000                         240,000          600
 President, Chief                1992     234,893              135,000                         217,398          500
 Operating Officer,
 Director

Gregory M. Jones                 1994    $150,182             $ 68,790                                         $750
 Senior Vice                     1993     142,706               37,948                          60,000          600
 President                       1992     135,090               49,708          $  860          55,092          500

Connie R. Gale                   1994    $145,250             $ 59,982                                         $750
 Vice President,                 1993     138,000               46,309                          51,000          600
 General Counsel                 1992     130,250               48,280                          47,385          500
 and Secretary

(1) Total perquisites for each officer were less than either $50,000 or 10% of total salary and bonus.
(2) Options granted in 1992 include options granted in 1990 and amended in 1992 (the exercise price was not changed).
(3) Consists of Company contributions to defined contribution plan during 1994, 1993 and 1992 in the amounts of $750, $600 and $500, respectively, for each officer.
(4) Represents gross up for income taxes relating to a perquisite.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION/SAR VALUES


                                                                NUMBER OF
                                                                SECURITIES                VALUE OF
                                                                UNDERLYING               UNEXERCISED
                                                                UNEXERCISED              IN-THE-MONEY
                                                                OPTIONS AT                OPTIONS AT
                                                                FY END (#)               FY END ($) (1)
                           SHARES
                          ACQUIRED       VALUE                 EXERCISABLE/             EXERCISABLE/
NAME                     ON EXERCISE    REALIZED              UNEXERCISABLE            UNEXERCISABLE
----                     -----------    --------              -------------            -------------
John M. Zrno             130,000         $3,988,125              459,446                $11,719,227
                                                                 340,554                  3,433,749

Marvin C. Moses           15,000            438,750              485,084                 12,606,900
                                                                 264,916                  2,555,155

William H. Oberlin        20,000            578,550              519,684                 13,554,075
                                                                 264,916                  2,555,155

Gregory M. Jones               0                  0               20,438                    397,151
                                                                  73,328                    820,237

Connie R. Gale                 0                  0               79,055                  1,997,049
                                                                  64,330                    747,756

(1) Values are calculated by determining the difference between the fair market value of the Common Stock at December 31, 1994 and the exercise price of the options.

EMPLOYMENT CONTRACTS AND TERMINATION OR CHANGE IN CONTROL ARRANGEMENTS

                 In late 1988, ALC entered into employment agreements with John
M. Zrno, William H. Oberlin and Marvin C. Moses.   These arrangements had
initial four year terms and were amended in 1991 to extend for an additional two years. In January 1994, ALC and Allnet jointly entered into amended and restated employment agreements with John M. Zrno, William H. Oberlin and Marvin C. Moses. These agreement were amended in August 1994 and in October 1994.

                 These agreements provide for a base salary of $325,000, $250,000 and $250,000, respectively, for Messrs. Zrno, Oberlin and Moses for service provided in 1994 through 1995, beginning and ending with the month of each officer's respective anniversary of hire. Messrs. Zrno, Oberlin and Moses waived salary increases for the 1994/1995 anniversary year of employment.

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

                 According to the employment agreements with Messrs. Zrno, Oberlin and Moses, each officer may receive incentive compensation as determined by the Board of Directors, based on the Board's determination of the officer's individual achievements.

                 Pursuant to the August 1994 amendments, should the Company terminate the employment of Messrs. Zrno, Oberlin or Moses without cause or should there be a "Change of Control Event" as defined therein and such employee decides to terminate his employment with or without cause, the Company is obligated to such employee for various compensation (previously only associated with the Company terminating without cause). The amendments now permit the employee to terminate due to a Change of Control Event and receive, in addition to the other compensation previously provided for in the agreement, incentive compensation, payable pro rata with the base compensation being paid monthly for the succeeding twenty-four months, computed by taking the sum of the prior incentive compensation awards for the two fiscal years immediately preceding the termination. The Change of Control provision is identical to that provided in the Company's Stock Option Plans.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

                 The members of the Compensation Committee during fiscal 1994 were Richard D. Irwin, Richard J. Uhl and Michael E. Faherty. Richard D. Irwin, Chairman of the Board of Directors since August 1988 and a member of the Compensation Committee, is a former officer of the Company because, prior to March 1991, the position of Chairman of the Board was an officer position under the Company's Bylaws. On May 12, 1994, the Board, pursuant to the Bylaws, established a Stock Option Compensation Committee to administer the stock option plans and grants of options under the Company's incentive compensation plans. The members of the Stock Option Compensation Committee during fiscal 1994 were Richard J. Uhl and Michael E. Faherty; Mr. Irwin is not a member of the Stock Option Compensation Committee.

                 Grumman Hill, of which Richard D. Irwin is President, was granted a stock option to purchase 14,000 shares of Common Stock at $29.63 per share, the market price at date of grant. The option vests on May 12, 1995 and expires on May 12, 1999. Previously, Grumman Hill entered into an Advisory Agreement with Stock Option dated September 7, 1988 (the "Advisory Agreement") with the Company. The Advisory Agreement was terminated on May 12, 1994. Pursuant to the terms of the Advisory Agreement, Grumman Hill performed certain advisory services with respect to the management, operation and business development activities of the Company. In exchange for such services, Grumman Hill was initially granted a stock option to purchase 153,163 shares of Common Stock at a price of $11.25 per share and received an annual fee of $100,000.
In conjunction with the 1990 phase of the refinancing of the Company, the option was regranted at an exercise price of $3.50 per share. The option was subsequently assigned to Grumman Hill, L.P. (of which Mr. Irwin is the General Partner). Grumman Hill, L.P. is entitled to exercise the option in full. The option will expire on September 7, 1998. It is anticipated that the Common Stock issuable upon the exercise of these options will be registered under the Securities Act. Mr. Irwin is a director and stockholder of IXC which, through its subsidiaries, provides transmission services to the Company and has entered into a joint venture with an Allnet reseller to develop a long distance network. The joint venture has in turn entered into a three year contract with Allnet, effective April 1, 1995.

                 As of January 1995, Mr. Irwin, Mr. Faherty (as general partner of a family-owned partnership), Mr. Uhl, Mr. Zrno and Mr. Moses own $178,000, $600,000, $208,000, $200,000 and $150,000, respectively, in principal amount of
9% Senior Subordinated Notes (the "1993 Notes") which they acquired either in the 1993 Note offering or in open-market transactions.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                             PRINCIPAL STOCKHOLDERS

                 The following table sets forth information regarding beneficial ownership of the stock of ALC as of February 27, 1995 by each person known by ALC to be the beneficial owner of more than 5.0% of any class of stock, each executive officer and director of ALC and all executive officers and directors of ALC as a group. The figures presented are based upon information available to ALC.

                                                                       NUMBER OF             APPROXIMATE
                                                                       SHARES OF             PERCENTAGE OF
                          NAME AND ADDRESS OF                        COMMON STOCK            VOTING POWER
                           BENEFICIAL OWNER                          (% OF CLASS)*           OF ALL STOCK*
                           ----------------                          -------------          --------------
FMR Corp.(1)....................................................     3,267,800(2)                9.7%
82 Devonshire Street                                                        (9.7%)
Boston, MA  02109


Putnam  Investments, Inc.........................................     2,640,418(3)               7.8%
One Post Office Square                                                      (7.8%)
Boston, MA  02109

Montgomery Asset Management......................................     1,938,634(4)               5.8%
600 Montgomery Street                                                       (5.8%)
San Franciso, CA  94111

Firstar Corporation(5)...........................................     1,874,575(6)               5.6%
777 East Wisconsin Avenue                                                   (5.6%)
Milwaukee, WI  53202

Trustees of General Electric Pension Trust.......................     1,770,845(7)               5.0%
c/o G.E. Investments Corp.                                                  (5.0%)
3003 Summer Street
Stamford, CT  06904

Provident Investment Counsel(8)..................................     1,758,504(9)               5.2%
300 North Lake Avenue                                                       (5.2%)
Pasadena, CA  91101

Richard D. Irwin.................................................      810,646(10)               2.4%
191 Elm Street                                                              (2.4%)
New Canaan, CT  06840

Grumman Hill Investments, L.P....................................      639,155(11)               1.9%
191 Elm Street                                                              (1.9%)
New Canaan, CT  06840

Grumman Hill Associates, Inc.....................................      103,490(12)                 **
191 Elm Street                                                                (**)
New Canaan, CT  06840


John M. Zrno.....................................................      460,246(13)               1.3%
30300 Telegraph Road, Suite 350                                             (1.3%)
Bingham Farms, MI  48025

Marvin C. Moses..................................................      494,084(14)               1.4%
30300 Telegraph Road, Suite 350                                             (1.4%)
Bingham Farms, MI  48025

Richard J. Uhl...................................................       40,200(15)                 **
One Thousand RIDC Plaza                                                       (**)
Pittsburgh, PA  15238

Michael E. Faherty...............................................       40,000(16)                 **
One Sheila Drive, Building 6A                                                 (**)
Tinton Falls, NJ 07724

William H. Oberlin...............................................      519,684(17)               1.5%
30300 Telegraph Road, Suite 350                                             (1.5%)
Bingham Farms, MI  48025

Gregory M. Jones.................................................       21,380(18)                 **
30300 Telegraph Road, Suite 350                                               (**)
Bingham Farms, MI  48025

Connie R. Gale...................................................       82,661(19)                 **
30300 Telegraph Road, Suite 350                                               (**)
Bingham Farms, MI  48025

All current executive officers and directors as group (8).......     2,468,901(20)               6.8%
                                                                            (6.8%)

______________________________
         *       Percentage calculation based on 33,713,051 shares of Common
                 Stock, issued and outstanding on February 27, 1995, plus
                 shares of Common Stock which may be acquired pursuant to
                 warrants and options exercisable within sixty days by such individual or group listed.
         **      Less than one percent.
         (1)     Based on information set forth in a Schedule 13G, dated
                 February 13, 1995, filed with the Securities and Exchange
                 Commission.
         (2)     Includes all shares held by Fidelity Management & Research
                 Company (acting as investment adviser) and by Fidelity
                 Management Trust Company (acting as investment manager), which are wholly-owned subsidiaries of FMR Corp. These shares are deemed to be beneficially owned by Edward Johnson 3d; Mr.
                 Johnson is the Chairman of the Board and a member of a controlling group with respect to FMR Corp.
         (3)     Based on information set forth in a Schedule 13G, dated
                 January 30, 1995, filed with the Securities and Exchange
                 Commission.
         (4)     Based on information set forth in a Schedule 13G, dated
                 January 26, 1995, filed with the Securities and Exchange
                 Commission.
         (5)     Based on information set forth in a Schedule 13G, dated
                 February 13, 1995, filed with the Securities and Exchange
                 Commission.
         (6)     Includes all shares held by Firstar Investment Research &
                 Management Company (acting as investment adviser) which is a wholly-owned subsidiary of Firstar Corp.
         (7)     Includes 1,494,845 shares of Common Stock which may be acquired pursuant to the exercise of
                 outstanding warrants.
         (8)     Based on information set forth in a Schedule 13G, dated
                 February 7, 1995, filed with the Securities and Exchange
                 Commission.
         (9)     These shares are deemed to be beneficially owned by Robert M.
                 Kommerstad; Mr. Kommerstad is a shareholder of and controls
                 Provident due to his position as sole voting trustee of a voting trust which holds all of Provident's securities.
         (10)    Includes 153,163 shares of Common Stock which may be acquired pursuant to the exercise of outstanding stock options held by Grumman Hill, L.P. and 617,483 shares of Common Stock which may be acquired pursuant to the exercise of outstanding warrants held individually and by Grumman Hill and Grumman Hill, L.P.
                 These Grumman Hill and Grumman Hill, L.P. shares are deemed to be beneficially owned by Mr. Irwin, as President and Director of Grumman Hill and General Partner of Grumman Hill, L.P.
         (11)    Includes 485,992 shares of Common Stock which may be acquired pursuant to the exercise of outstanding warrants and 153,163 shares of Common Stock which may be acquired pursuant to the exercise of outstanding stock options.
         (12)    These shares of Common Stock may be acquired pursuant to the exercise of outstanding warrants.
         (13)    Includes 459,446 shares of Common Stock which Mr. Zrno has the right to acquire pursuant to the exercise of outstanding stock options, and 800 shares of Common Stock which Mr. Zrno's wife and mother-in-law own jointly (Mr. Zrno disclaims beneficial interest as to these shares).
         (14)    Includes 485,084 shares of Common Stock which Mr. Moses has the right to acquire pursuant to the exercise of outstanding stock options, 3,000 shares of Common Stock which Mr. Moses owns as custodian for his children under UGMA and 1,000 shares of Common Stock which Mr. Moses' daughter owns (Mr. Moses disclaims beneficial interest as to the latter 1,000 shares).
         (15)    Includes 40,000 shares of Common Stock which Mr. Uhl has the right to acquire pursuant to the exercise of outstanding stock options.
         (16)    Shares of Common Stock which Mr. Faherty has the right to
                 acquire pursuant to the exercise of outstanding stock options.
         (17)    Shares of Common Stock which Mr. Oberlin has the right to
                 acquire pursuant to the exercise of outstanding stock options.
         (18)    Includes 20,438 shares of Common Stock which Mr. Jones has the right to acquire pursuant to the exercise of outstanding stock options.
         (19)    Includes 79,055 shares of Common Stock which Ms. Gale has the right to acquire pursuant to the exercise of outstanding stock options.
         (20)    Includes 1,796,870 shares of Common Stock which executive
                 officers and directors of Common have the right to acquire pursuant to the exercise of outstanding stock options and 617,483 shares of Common Stock which Mr. Irwin has the right to acquire or is deemed to have the right to acquire pursuant to the exercise of outstanding stock warrants held individually and by Grumman Hill and Grumman Hill, L.P.

ITEM 13.                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

                 For further discussion regarding Messrs. Irwin, Faherty, Uhl, Zrno and Moses see "Compensation Committee Interlocks and Insider
Participation."
                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K


(a) Documents filed as a part of this report
        (1). Financial Statements. The following consolidated financial statements of ALC and its subsidiary required by Part II, Item 8. are included in Part IV of this Report:

                                                                                              Page
                 Report of Ernst & Young                                                      F-1

                 Consolidated Balance Sheets as of December                                   F-2
                 31, 1994 and December 31, 1993

                 Consolidated Statements of Operations for                                    F-4
                 the years ended December 31, 1994, 1993
                 and 1992

                 Consolidated Statements of Cash Flows                                        F-5
                 for the years ended December 31, 1994,
                 1993 and 1992

                 Consolidated Statements of Preferred Stock                                   F-6
                 and Stockholders' Equity for the years
                 ended December 31, 1994, 1993 and 1992

                 Notes to Consolidated Financial Statements                                   F-7

        (2).     Financial Statement Schedules                                                Page

                 Schedule IX      Valuation and Qualifying Accounts and Reserves             F-18

        (3).  Exhibits required by Item 601 of Regulation S-K

                                 EXHIBIT INDEX
                     [refer to definitions at end of Index]

                                                      Incorporated              Page
Exhibit                                 Filed         Herein by                Number
Number            Description           Herewith      Reference to*:           Herein
------            ------------          ----------    --------------           ------
2.1              Agreement and                        Exhibit 11(c)(1)
                 Plan of Merger                       Schedule 14D-1
                 ALC, DAC,                            January 24, 1995
                 ConferTech
                 January 18, 1995

3.1              ALC Restated                         Exhibit 3.1 to
                 Certificate of                       1993 Form 10-K
                 Incorporation
                 January 7, 1994

3.2              ALC Amended/             X
                 Restated Bylaws
                 May 12, 1994

4.1              Indenture, ALC, Allnet               Exhibit 4.1 to
                 Star Bank, N.A.                      Second Quarter
                 May 15, 1993                         1993 Form 10-Q

4.2              Warrant Agrmt.                       Exhibit 4.2 to
                 ALC, Star Bank, N.A.                 Second Quarter
                 July 1, 1992                         1992 Form 10-Q

4.3              Form of Warrant                      Exhibit 4.3 to
                 Certificate to be                    Second Quarter
                 granted pursuant to                  1992 Form 10-Q
                 Warrant Agrmt.

4.4              Warrant Agrmt. ALC,                  Exhibit 4.3 to
                 Continental National                 Registration No.
                 Bank and Trust Co.                   33-1882
                 of Chicago
                 December 15, 1985

4.5              Form of Note and Warrant             Exhibit 4.3 to
                 Agrmt., as amended                   June 7, 1990 Form 8-K
                 June 4, 1990                         Exhibit 10.1 to Second
                                                      Quarter 1991 Form 10-Q
                                                      Exhibits 4.4 and 4.5
                                                      to Second Quarter 1992
                                                      Form 10-Q


______________________________
* Except as otherwise indicated, all references to "Forms" are to those filed by ALC.

                                                   Incorporated              Page
Exhibit                             Filed          Herein by                 Number
Number   Description                Herewith       Reference to*:            Herein
------   -----------                --------       ----------------          ------

4.6      Form of Amended/Restated                  Exhibit 4.6 to Second
         Stock Subscription Warrant                Quarter 1992 Form 10-Q
         June 4, 1992

4.7      Registration Rights                       Exhibit 4.4 to
         Agrmt. ALC, CTI,                          June 7, 1990 Form 8-K
         GE Trust, Grumman Hill,
         Grumman Hill LP,
         Prudential June 4, 1990


4.8      Rights Agrmt.                             Exhibit 4.1 to
         Mellon Bank, N.A.,                        January 24, 1995
         ALC January 12, 1995                      Form 8-K

10.1**   ALC Amended/                              Exhibit 10.1 to
         Restated 1986 Option                      Second Quarter
         Plan                                      1994 Form 10-Q
         May 12, 1994

10.2**   ALC Amended/                              Exhibit 10.2 to
         Restated 1990 Stock                       Second Quarter
         Option Plan                               1994 Form 10-Q
         May 12, 1994

10.3**   ALC 1994 Non-Employee                     Exhibit 10.3 to
         Director Stock Option                     Second Quarter
         Plan                                      1994 Form 10-Q
         May 12, 1994

10.4**   Stock Option                              Exhibit 10.2 to
         Agrmt.                                    Third Quarter
         Richard J. Uhl                            1991 Form 10-Q
         September 3, 1991

10.5**   Stock Option                              Exhibit 10.8 to
         Agrmt.                                    Registration No.
         Michael E. Faherty                        33-47857
         June 23, 1992

10.6**   Form of Amendment                         Exhibit 10.1 to
         to Stock Options                          First Quarter
         Richard J. Uhl,                           1993 Form 10-Q
         Michael E. Faherty
         January 27, 1993


---------------

** Management contract or compensation plan or arrangement required to be identified by Item 14(a)(3) of this report

                                                           Incorporated              Page
Exhibit                                   Filed            Herein by                 Number
Number           Description              Herewith         Reference to*:            Herein
------           -----------              --------         ----------------          ------

10.7**           Amendment/Advisory                         Exhibit 10.5 to
                 Agrmt. with Stock                          Second Quarter
                 Option                                     1994 Form 10-Q
                 May 2, 1994

10.8**           Termination/Advisory                       Exhibit 10.6 to
                 Agrmt. with Stock Option                   Second Quarter
                 May 12, 1994                               1994 Form 10-Q

10.9**           Stock Option                               Exhibit 10.4 to
                 Grumman Hill                               Second Quarter
                 May 12, 1994                               1994 Form 10-Q

10.10**          Officer Perquisites                        Exhibit 10.7 to
                                                            1993 Form 10-K

10.11**          Short Term Incentive                       Exhibit 10.8 to
                 Program                                    1993 Form 10-K

10.12**          Form Severance                             Exhibit 10.9 to
                 Agrmt., amended,                           1993 Form 10-K
                 restated Jan. 7, 1994

10.13**          Form of Amended/Re-                        Exhibit 10.10 to
                 stated Employment Agrmt.                   1993 Form 10-K

10.14**          Amendment to                               Exhibit 10.1 to
                 Amended/Restated                           Third Quarter 1994
                 Employment Agrmt.                          Form 10-Q
                 Aug. 23, 1994

10.15**          Amendment to Amended/           X
                 Restated Employment
                 Agrmt. Oct. 21, 1994

10.16**          Form of Director                           Exhibit 10.4 to
                 Indemnification Agrmt.                     Second Quarter
                                                            1992 Form 10-Q

10.17            Master Lease Agrmt.                        Exhibit 10.1 to
                 Meridian Leasing Corp.,                    Second Quarter
                 Allnet Dec. 19, 1985                       1989 Form 10-Q

---------------

**   Management contract or compensation plan or arrangement  required to be identified by Item 14(a)(3) of this report

                                                              Incorporated              Page
Exhibit                                     Filed             Herein by                 Number
Number          Description                 Herewith          Reference to*:            Herein
------         -----------                  --------         ----------------           ------

10.18            Transmission Capacity                        Exhibit 10.14 to
                 Lease: Times Mirror                          Registration No.
                 Microwave Communica-                         33-1578
                 tions Co,. Lexitel Corp.,
                 October 8, 1985

10.19            Amended/Restated                             Exhibit 10.7 to
                 Fiber Optic Lease:                           Second Quarter
                 MSM, Allnet                                  1994 Form 10-Q
                 August 1, 1994                               CONFIDENTIAL
                                                              TREATMENT GRANTED

10.20            Digital Service                              Exhibit 10.8 to
                 Agrmt. MSM, Allnet                           Second Quarter
                 August 5, 1994                               1994 Form 10-Q
                                                              CONFIDENTIAL
                                                              TREATMENT GRANTED

10.21            Master Service Agrmt.                        Exhibit 10.2
                 Allnet, Western                              to Third Quarter
                 Tele-Communications, Inc.                    1992 Form 10-Q
                 May 5, 1992                                  CONFIDENTIAL
                                                              TREATMENT GRANTED

10.22            Digital Service Agrmt.                       Exhibit 10.2 to
                 CTI, Allnet, as                              First Quarter 1993
                 amended                                      Form 10-Q
                 February 10, 1989                            Exhibit 28.4 to
                                                              June 7, 1990
                                                              Form 8-K
                                                              Exhibit 10.6 to
                                                              Third Quarter


10.23            Digital Service                              Exhibit 10.5 to
                 Agrmt., ALC,                                 Second Quarter 1992
                 CTGI June 4, 1992                            Form 10-Q

10.24            Credit Agrmt.                 X
                 Allnet, ALC,
                 Lenders, First
                 Union, Bank One
                 January 20, 1995


__________________
** Management contract or compensation plan or arrangement required to be identified by Item 14(a)(3) of this report

                                                           Incorporated              Page
Exhibit                                   Filed            Herein by                 Number
Number            Description             Herewith         Reference to*:            Herein
------            -----------             --------         ----------------          ------
10.25            Revolving Credit                          Exhibit 10.3 to
                 and Security Agrmt.                       Second Quarter
                 Bank One,                                 1993 Form 10-Q
                 Columbus, NA, Star                        CONFIDENTIAL
                 Bank, NA, Allnet,                         TREATMENT GRANTED
                 ALC June 30, 1993

10.26            Real Estate Lease:                        Exhibit 10.45 to
                 Allnet, Balcor                            Allnet Second Quarter
                 Equity Pension                            1992 Form 10-Q
                 Investors, Ltd.,                          Exhibit 10.6 to
                 as amended                                Second Quarter
                 March 26, 1987                            1991 Form 10-Q

10.27            Real Estate Lease:                        Exhibit 10.47 to
                 ALC, Kirco-Oak                            Allnet Second Quarter
                 Hollow-Limited                            1992 Form 10-Q
                 Partnership,                              Exhibit 10.5 to
                 as amended                                Second Quarter
                 Feb. 25, 1987                             1991 Form 10-Q

11.1             Computation of Per            X
                 Share Earnings

21.1             Subsidiary List               X

23.1             Consent of                    X
                 Ernst & Young

27.1             Financial Data                X
                 Schedule

DEFINITIONS:     ALLNET:  Allnet Communication Services, Inc.
                 ALC:     ALC Communications Corporation
                 AMENDED AND RESTATED EMPLOYMENT AGREEMENTS:
                           Form of Amended and Restated Employment Agreement with ALC, Allnet and John M. Zrno, William H. Oberlin and Marvin C. Moses
                           Jan. 7, 1994
                 BANK ONE: Bank One, Columbus, NA
                 CONFERTECH: ConferTech International, Inc.
                 CTGI:   Communications Transmission Group, Inc.
                 CTI:    Communications Transmission, Inc.
                 DAC:    Delaware Acquisition Corporation
                 FIRST UNION: First Union National Bank of
                           North Carolina
                 FORM OF NOTE AND WARRANT AGREEMENT:
                 Form of Note and Warrant Purchase Agreement among
                           ALC, Allnet and (i) GE Trust
                           ($3,500,000), (ii) Prudential
                           ($3,000,000), (iii) Grumman Hill and Grumman Hill LP ($650,000)
                 FORM OF AMENDED/RESTATED STOCK SUBSCRIPTION WARRANT:
                           Form of Stock Subscription Warrant granted to: (i) GE Trust (2,305,105 shares); (ii) Prudential (1,975,804 shares); (iii) Grumman Hill (98,790 shares) and (iv) Grumman Hill LP (329,300 shares)
                 GE TRUST: Trustees of General Electric Pension Trust
                 GRUMMAN HILL: Grumman Hill Associates, Inc.
                 GRUMMAN HILL LP: Grumman Hill Investments, L.P.
                 LENDERS: Bank One, First Union, Comerica Bank and Star Bank
                 MSM ASSOCIATES: MSM Associates, Limited Partnership
                 PRUDENTIAL:The Prudential Insurance Company of
                                  America
                 WARRANT:  Form of Stock Subscription Warrant
                           granted to: (i) GE Trust (2,305,105 shares);
                           (ii) Prudential (1,975,804 shares);
                           (iii) Grumman Hill (98,790 shares)
                           and (iv) Grumman Hill LP (329,300 shares)

The Registrant hereby agrees to furnish the Commission a copy of each of the Indentures or other instruments defining the rights of security holders of the long-term debt securities of the Registrant and any of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.

(b)      Reports on Form 8-K

Reports on Form 8-K were filed by ALC on: (i) January 25, 1995 to describe the Rights Agreement between Mellon Bank, N.A. and the Company; and
(ii) March 8, 1995 to describe the acquisition of ConferTech International,
Inc.

(c) Refer to Item 14(a)(3) above for Exhibits required by Item 601 of Regulation S-K.

(d) Schedules other than those set forth in response to Item 14(a)(2) above for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the duly authorized, undersigned individual on the 23rd day of March, 1995

                                  ALC Communications Corporation
                                                   Registrant

                                  By: /s/ John M. Zrno
                                      John M. Zrno, Director,
                                      President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in their respective capacities on behalf of the registrant as of the 23rd day of March, 1995.

         Signature                                                Title
         ---------                                                -----
/s/ John M. Zrno                                            President, Chief Executive
----------------------------                                Officer, Director
John M. Zrno


/s/ Richard D. Irwin                                        Chairman of the Board,
----------------------------                                Director
Richard D. Irwin


/s/ Marvin C. Moses                                         Executive Vice President and
----------------------------                                Chief Financial Officer,
Marvin C. Moses                                             Director
(Principal Financial Officer)


/s/ Marilyn M. Price                                        Vice President, Controller
--------------------------
Marilyn M. Price
(Principal Accounting Officer)


/s/ William H. Oberlin                                      Executive Vice President and
---------------------------                                 Chief Operating Officer,
William H. Oberlin                                          Director



/s/ Richard J. Uhl                                          Director
---------------------------
Richard J. Uhl


/s/ Michael E. Faherty                                      Director
---------------------------
Michael E. Faherty

[ERNST & YOUNG LLP LETTERHEAD]


                        Report of Independent Auditors


Board of Directors and Stockholders
ALC Communications Corporation

We have audited the accompanying consolidated balance sheets of ALC Communications Corporation and subsidiary as of December 31, 1994 and 1993, and the related consolidated statements of operations, cash flows, and preferred stock and stockholders' equity for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ALC Communications Corporation and subsidiary at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                                     ERNST & YOUNG LLP





Detroit, Michigan
January 25, 1995

ALC COMMUNICATIONS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS
                                                                                        December 31,                December 31,
                                                                                            1994                        1993
                                                                                        ------------                ------------
                                                                                                  (In Thousands)
Current Assets:
  Cash and cash equivalents                                                                 $41,412                   $1,819
  Accounts receivable, less allowance of
     $4,192,000 and $3,974,000 (Note A)                                                      81,214                   58,761
  Other current assets                                                                        7,121                    4,543
                                                                                        ------------            ------------
       Total Current Assets                                                                $129,747                  $65,123

Fixed Assets (Note D):
  Communication systems                                                                     $91,140                  $81,752
  Other equipment and leasehold improvements                                                 36,842                   29,785
  Construction in progress                                                                    8,690                    6,722
                                                                                        ------------            ------------
                                                                                           $136,672                 $118,259
  Less accumulated depreciation and amortization                                             77,514                   69,918
                                                                                        ------------            ------------
       Total Fixed Assets                                                                   $59,158                  $48,341

Deferred income taxes (Note F)                                                               10,429                   10,240

Cost in excess of net assets acquired less accumulated
  amortization of $13,723,000 and $12,198,000 (Note A)                                       47,267                   48,792

Intangibles (Note A)                                                                         30,444                   20,557
Other assets (Note I)                                                                         7,680                      488



                                                                                        ------------            ------------
     Total Assets                                                                           $284,725                $193,541
                                                                                        ============            ============

ALC COMMUNICATIONS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                        December 31,            December 31,
                                                                                           1994                     1993
                                                                                        ------------            ------------
                                                                                                   (In Thousands)
Current Liabilities:
  Accounts payable                                                                           $2,018                   $1,397
  Accrued liabilities                                                                        20,864                   16,855
  Accrued network costs                                                                      51,672                   33,482
  Taxes other than income                                                                    13,425                   11,592
  Current portion of capitilized leases and long-term debt
    (Note D)                                                                                   232                      392
                                                                                        ------------            ------------
       Total Current Liabilities                                                            $88,211                  $63,718

Long-term Liabilities:
  Capitalized leases and other long-term debt (Note D)                                       $3,048                   $3,263
  Senior Subordinated Notes (Note D)                                                         79,418                   84,335
                                                                                        ------------            ------------
       Total Long-Term Liabilities                                                          $82,466                  $87,598
                                                                                        ------------            ------------

             Total Liabilities                                                             $170,677                 $151,316

Stockholders' Equity:
  Preferred Stock, $0.01 par value; authorized -- 14,784,000 shares; issued and outstanding -- none
  Common Stock, par value $0.01; authorized -- 200,000,000
    shares; issued and outstanding -- 33,712,000 and 32,948,000
    shares (Note G)                                                                            $337                     $329
  Capital in excess of par value                                                            140,278                  132,378
  Paid-in capital -- Warrants (Notes G & I)                                                  11,715                   12,129
  Accumulated deficit                                                                       (38,282)                (102,611)
                                                                                       ------------             ------------
             Total Stockholders' Equity                                                    $114,048                  $42,225
                                                                                       ------------             ------------

     Total Liabilities and Stockholders' Equity                                            $284,725                 $193,541
                                                                                       ============             ============





See notes to consolidated financial statements

ALC COMMUNICATIONS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        Year Ended December 31,
                                                          --------------------------------------------------------------
                                                               1994                     1993                   1992
                                                           -------------             -----------           -------------
                                                                       (In Thousands Except Per Share Amounts)

Revenue                                                        $567,824                 $436,432              $376,064

Operating Expenses:
  Cost of communication services (Note I)                      $309,516                 $234,849              $216,889
  Sales, general and administrative                             134,296                  119,841               107,294
  Depreciation and amortization                                  17,696                   12,840                11,197
                                                           ------------              -----------           -----------
       Total Operating Expenses                                $461,508                 $367,530              $335,380
                                                           ------------              -----------           -----------
       Operating Income                                        $106,316                  $68,902               $40,684

Interest expense                                                  5,412                   10,476                17,158
                                                           ------------              -----------           -----------
Income Before Income Taxes, Extraordinary Items and
  Cumulative Effect of Accounting Change                       $100,904                  $58,426               $23,526
Income taxes (Note F)                                            36,575                   18,750                 9,700
                                                           ------------              -----------           -----------
Income Before Extraordinary Items and
  Cumulative Effect of Accounting Change                        $64,329                  $39,676               $13,826
Extraordinary Items:
  Loss related to early retirement of debt (net of
   income tax benefit of $4,000,000) (Note D)                                             (7,490)
  Utilization of operating loss carryforward                                                                     7,000
Cumulative effect of change in method of accounting
  for income taxes (Note F)                                                               13,500
                                                           ------------              -----------           -----------
       Net Income                                               $64,329                  $45,686               $20,826
                                                           ============              ===========           ===========
Earnings per common and common equivalent share (Note G):
  Income before extraordinary items and cumulative
   effect of accounting change                                    $1.68                    $1.07                 $0.43
  Extraordinary Items:
    Loss related to early retirement of debt                                              (0.21)
    Utilization of operating loss carryforward                                                                    0.31
  Cumulative effect of change in method of accounting
    for income taxes                                                                        0.37
                                                           ------------              -----------           -----------
  Net Income                                                      $1.68                    $1.23                 $0.74
                                                           ============              ===========           ===========
Weighted average common and common
  equivalent shares outstanding                                  38,353                   36,348                22,141
                                                           ============              ===========           ===========

See notes to consolidated financial statements

ALC COMMUNICATIONS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year Ended December 31,
                                                                         ---------------------------------------------------
                                                                         1994                     1993                  1992
                                                                         --------             -----------             ---------
                                                                                              (In Thousands)
Operating Activities
  Net income                                                              $64,329                  $45,686               $20,826
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation                                                         11,426                    9,810                10,094
      Amortization of intangible assets and bond discount                   6,315                    3,858                 4,415
      Provision for deferred income taxes (Note F)                           (674)                 (11,838)
      Loss (gain) on retirement of debt, net of tax                                                  7,490                   (59)
      Increase in accounts receivable and
        other current assets                                              (24,749)                 (13,680)               (3,371)
      Increase (decrease) in current liabilities                           29,309                   18,033                (1,523)
                                                                     ------------              -----------           -----------
         Net Cash Provided by Operating Activities                        $85,956                  $59,359               $30,382

Financing Activities
  Proceeds from (payments on) Revolving Credit
    Facility (Note D)                                                                             ($14,802)               $5,400
  Proceeds from senior subordinated notes (Note D)                                                  84,335
  Payments on long-term debt                                                $(969)                 (19,602)              (22,818)
  Proceeds from issuance of stock (Note G)                                  3,432                   12,776                   607
  Payment to Preferred A Stockholders                                                                                     (1,286)
  Redemption of Class A Preferred Stock                                                             (7,119)
  Payment of dividends on Class A Preferred Stock                                                   (3,357)
  Payment of stock issuance costs                                                                                           (620)
  Retirement of debentures (Note D)                                                                                         (947)
  Retirement of senior subordinated and subordinated notes (Note D)        (4,962)                 (72,380)
                                                                     ------------              -----------           -----------
         Net Cash Used in Financing Activities                            ($2,499)                ($20,149)             ($19,664)

Investing Activities
  Expenditures for fixed assets                                          ($22,374)                ($16,207)             ($10,233)
  Increase in other non-current assets                                    (12,499)                  (1,686)                 (596)
  Purchase of customer base (Note C)                                       (8,991)                 (19,610)
                                                                     ------------              -----------           -----------
         Net Cash Used in Investing Activities                           ($43,864)                ($37,503)             ($10,829)
                                                                     ------------              -----------           -----------
         Increase (Decrease) in Cash                                      $39,593                   $1,707                 ($111)

Cash at beginning of year                                                   1,819                      112                   223
                                                                     ------------              -----------           -----------
Cash and cash equivelants at end of year                                  $41,412                   $1,819                  $112
                                                                     ============              ===========           ===========

Interest paid                                                             $11,117                   $9,686               $15,572
                                                                     ============              ===========           ===========
Income taxes paid                                                         $30,302                   $7,464                $1,862
                                                                     ============              ===========           ===========

See notes to consolidated financial statements

ALC COMMUNICATIONS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS' EQUITY

                                                                 Years Ended December 31, 1994, 1993 and 1992
                                                                                 (In Thousands)

                                                                                              Shareholders' Equity
                                                                             ---------------------------------------------------
                                                  Class A  Preferred Stock   Class B Preferred Stock     Class C Preferred Stock
                                                  ------------------------   -----------------------     -----------------------
                                                     Shares      Amount        Shares       Amount         Shares       Amount
                                                  -----------  -----------   ----------   ----------     ----------   ----------
Balance, December 31, 1991                              2,500     $63,452     1,000           $10          1,000            $10
 Accretion of discount on Class A
   Preferred Stock                                                    860
 Accrued undeclared dividends on Class A
   Preferred Stock (Note E)                                         3,254
 Accretion of contract payment to certain
   Class A Preferred Stockholders                                     268
 Contract payment to certain Class A
   Preferred Stockholders                                          (1,286)
 Exercise of Stock Options (Note G)
 Issuance of warrants
 Repricing of warrants
 Conversion of Class A Preferred Stock
   to Common Stock  (Note E)                           (2,144)    (56,889)
 Issuance of Common Stock (Note G)
 Stock Issuance costs
 Net income for the year ended
   December 31, 1992
                                                     --------    --------  --------      --------         --------      --------
Balance, December 31, 1992                                356      $9,659     1,000           $10            1,000           $10
 Accretion of discount on Class A
   Preferred Stock                                                    364
 Accrued dividends on Class A Preferred
   Stock (Note E)                                                     453
 Dividends paid                                                    (3,357)
 Conversion of Class B Preferred to
   Common Stock (Note G)                                                     (1,000)          (10)
 Conversion of Class C Preferred to
   Common Stock (Note G)                                                                                    (1,000)          (10)
 Exercise of Stock Options (Note F)
 Tax benefit from exercise of stock options (Note F)
 Exercise of Warrants
 Redemption of Class A Preferred
   Stock (Note E)                                        (356)     (7,119)
 Net income for the year ended
   December 31, 1993
                                                     --------    --------  --------      --------         --------      --------
Balance, December 31, 1993                                  0          $0         0            $0                0            $0
 Exercise of Stock Options (Note F)
 Tax benefit from exercise of stock options (Note F)
 Exercise of Warrants
 Net income for the year ended
   December 31, 1994
                                                     --------    --------  --------      --------         --------      --------
Balance, December 31, 1994                                  0          $0         0            $0                0            $0
                                                     ========    ========  ========      ========         ========      ========


                                                             Years Ended December 31, 1994, 1993 and 1992
                                                                           (In Thousands)

                                                                        Stockholders' Equity
                                            -------------------------------------------------------------------------------
                                                                                   Paid-in
                                                  Common Stock       Capital in  Capital Warrants
                                            -----------------------  excess of   ----------------  Accumulated
                                             Shares         Amount   par value   Shares   Amount     Deficit        Total

                                            --------       --------  ---------   ------  --------  -----------    ---------
Balance, December 31, 1991                   17,221           $172    $57,718    5,469   $8,913    ($169,123)    ($102,300)
 Accretion of discount on Class A
   Preferred Stock                                                       (860)                                        (860)
 Accrued undeclared dividends on Class A
   Preferred Stock (Note E)                                            (3,254)                                      (3,254)
 Accretion of contract payment to certain
   Class A Preferred Stockholders                                        (268)                                        (268)
 Contract payment to certain Class A
   Preferred Stockholders
 Exercise of Stock Options (Note G)             174              2        605                                          607
 Issuance of warrants                                                            3,400    3,400                      3,400
 Repricing of warrants                                                                    4,709                      4,709
 Conversion of Class A Preferred Stock
   to Common Stock  (Note E)                                           56,825                                       56,825
 Issuance of Common Stock (Note G)            6,399             64                                                      64
 Stock Issuance costs                                                    (620)                                        (620)
 Net income for the year ended
   December 31, 1992                                                                                  20,826        20,826
                                          ---------       --------   --------  -------  -------     --------      --------
Balance, December 31, 1992
                                             23,794           $238   $110,146    8,869  $17,022    ($148,297)     ($20,871)
 Accretion of discount on Class A
   Preferred Stock                                                       (364)                                        (364)
 Accrued dividends on Class A Preferred
   Stock (Note E)                                                        (453)                                        (453)
 Dividends paid
 Conversion of Class B Preferred to
   Common Stock (Note G)                      1,898             19         (9)
 Conversion of Class C Preferred to
   Common Stock (Note G)                      1,898             19         (9)
 Exercise of Stock Options (Note F)             755              7      2,796                                        2,803
 Tax benefit from exercise of stock options
    (Note F)                                                            5,452                                        5,452
 Exercise of Warrants                         4,603             46     14,819   (4,603)  (4,893)                     9,972
 Redemption of Class A Preferred
   Stock (Note E)
 Net income for the year ended
   December 31, 1993                                                                                  45,686        45,686
                                          ---------       --------   --------  -------  -------     --------      --------
                                             32,948           $329   $132,378    4,266  $12,129    ($102,611)      $42,225
Balance, December 31, 1993
 Exercise of Stock Options (Note F)             350              4      1,358                                        1,362
 Tax benefit from exercise of stock options
        (Note F)                                                        4,062                                        4,062
 Exercise of Warrants                           414              4      2,480     (414)    (414)                     2,070
 Net income for the year ended
   December 31, 1994                                                                                  64,329        64,329
                                          ---------       --------   --------  -------  -------     --------      --------
Balance, December 31, 1994                   33,712           $337   $140,278    3,852  $11,715     ($38,282)     $114,048
                                          =========       ========   ========  =======  =======     ========      ========


See notes to consolidated financial statements

                 ALC COMMUNICATIONS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1994 AND 1993



NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Description of Business
Allnet Communication Services, Inc. ("Allnet"), the operating subsidiary of ALC Communications Corporation ("ALC" or the "Company"), provides long distance telecommunications services primarily to commercial and, to a lesser extent, residential subscribers in a majority of the United States and completes subscriber calls to all directly dialable locations worldwide. Allnet transmits long distance telephone calls through its network facilities over transmission lines which are leased from other long haul transmission providers. All of the transmission facilities utilized by Allnet are digital.


Basis of Consolidation
The consolidated financial statements include the accounts of ALC and its wholly-owned subsidiary, Allnet. Intercompany transactions have been eliminated.


Cash Equivalents
The Company defines cash equivalents as highly liquid, short-term investments with an original maturity of three months or less.


Fixed Assets
Fixed assets are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives or lease terms of the assets. Maintenance and repairs are charged to operations as incurred.


Intangible Assets
The cost in excess of net assets acquired of $61.0 million, resulting from the acquisition of Lexitel, is being amortized on a straight-line basis over 40 years.

The purchase price of the customer base and the accounts acquired under a marketing agreement with Call Home America, Inc. ("CHA") (Note C) is being amortized over a period from 42 months to seven years. Amortization expense related to the acquisition and marketing agreement totaled $4.4 million in 1994 and $1.2 million in 1993.

Amortization expense, including amortization of cost in excess of net assets acquired and cost associated with the issuance of debentures and the Revolving Credit Facility, as well as amortization associated with CHA, totaled $6.3 million, $3.1 million and $1.8 million for the years ended December 31, 1994, 1993 and 1992, respectively.

Accumulated amortization of intangible assets was $14.4 million and $12.6 million at December 31, 1994 and 1993, respectively.

Revenue Recognition
Customers are billed as of monthly cycle dates. Revenue is recognized as service is provided and unbilled usage is accrued.


Major Customers
The Company's 1994 revenue includes the impact of a major reseller customer whose revenue has increased substantially in the last year and comprises approximately 9.9% of revenue for the year and 11.4% of accounts receivable at December 31, 1994.


Accrued Facility Costs
In the normal course of business, the Company estimates its accrual for facility costs. Subsequently, the accrual is adjusted based on invoices received from local exchange carriers.


Employee Benefit Plan
Allnet has a contributory 401(k) plan that covers substantially all employees. The Company's contributions to the plan are made at the discretion of the Board of Directors and totalled $655,000 and $500,000 in 1994 and 1993, respectively.


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


NOTE B ---SUBSEQUENT EVENT

In January 1995, ALC announced plans to acquire ConferTech International, Inc. ("ConferTech"), a leading provider of teleconferencing services and audio bridge equipment. The Company entered a definitive agreement to acquire all the shares of ConferTech in a transaction valued at approximately $66 million. ALC completed a cash tender offer at $8.00 per share in March 1995. ALC financed this acquisition through cash from operations as well as utilizing its line of credit. ConferTech reported revenue of $44.0 million and $35.8 million and net income of $1.6 million and $2.3 million for fiscal years ended December 31, 1994 and 1993, respectively.


NOTE C --- PURCHASE OF CUSTOMER BASE

During July 1993, the Company acquired the specialized 800 customer base of CHA for $15.5 million plus a payment of $4.2 million made in August 1994 which was based on certain 800 customer base revenue generated by the customers in April, May and June 1994.

The Company also acquired additional customers from CHA under a marketing agreement from August 1993 through 1994. Under this agreement, an additional $9.0 million and $4.1 million was paid for customers acquired during 1994 and 1993, respectively, and has been allocated to the purchase price for the related customers acquired during the respective years.

The following unaudited proforma summary presents the Company's revenue and income as if the transaction occurred at the beginning of the year. The proforma financial data is not necessarily indicative of the results that actually would have occurred had the transactions taken place on the date presented.

                                                                                       Year Ended
                                                                                    December 31, 1993
                                                                                 -----------------------
                                                                                 (in thousands except per
                                                                                     share amounts)
                             Revenue                                                     $447,077
                             Income Before Extraordinary Item and
                                Cumulative Effect of Accounting Change                    $41,457
                             Net Income                                                   $47,467
                             Earnings Per Common and Common
                                Equivalent Share:
                             Income before extraordinary item and
                                cumulative effect of accounting change                      $1.12
                             Net Income                                                     $1.28


NOTE D - LONG TERM DEBT AND OTHER FINANCING

Long-term debt, including amounts due within one year, consists of:

                                                                                   December 31,
                                                                              1994              1993
                                                                            --------          --------
                                                                                  (in Thousands)
                             9% Senior Subordinated Notes
                               due 2003 - face value of $80,000,000
                               and $85,000,000 less discount of
                               and $582,000 and $665,000                     $   79,418       $   84,335

                             Capitalized lease obligations (Note H)                 254              541


                             Other long-term debt                                 3,026            3,114
                                                                             ----------       ----------
                                                                             $   82,698       $   87,990
                             Due within one year                                    232              392
                                                                             ----------       ----------
                                                                             $   82,466       $   87,598
                                                                             ==========       ==========

There were no outstanding balances on the Revolving Credit Facility during 1994. During 1993 the weighted average interest rates were 12.3% on Notes Payable and 5.5% on the Revolving Credit Facility. Weighted average interest rates during 1992 were 10.19% on Notes Payable and 12.36% on the Revolving Credit Facility.

Revolving Credit Facilities
During 1994 and 1993, the Company had a $40.0 million Revolving Credit Facility which was to expire on June 30, 1995. The effective rate under the Facility during 1993 approximated 5.8%. There were no borrowings under the line during 1994. A .375% per annum charge is made on the unused portion of the line. Availability under the Facility was based on the level of eligible accounts receivable. As of December 31, 1994, the Company had $40 million of availability under the line. Borrowings under the Facility were collateralized by accounts receivable.

In January 1995, the Company entered into a $105 million unsecured credit facility with First Union National Bank of North Carolina and Bank One, Columbus, NA as Co-Managing Agents. The $40.0 million Revolving Credit
Facility was simultaneously terminated. Under the new credit facility, which expires December 31, 1999, the Company is able to minimize interest expense by structuring borrowings under two alternatives. Each alternative has a varying interest rate associated with it. As of February 28, 1995, the average interest rate charged was 7.3% per annum. A 0.25% per annum commitment fee is charged on the unused portion of the line.

9% Senior Subordinated Notes
In May 1993, Allnet completed an offering of $85.0 million 9.0% Senior Subordinated Notes ("1993 Notes"). The net proceeds of $84.3 million were used to repay the outstanding 11 7/8% Senior Subordinated Notes of

Allnet ("1992 Notes") aggregating $72.4 million and to reduce the amount outstanding under the short term Revolving Credit Facility. The early retirement of the 1992 Notes resulted in an extraordinary loss of $7.5 million, net of the related tax effect of $4.0 million. Interest on the 1993 Notes is payable semi-annually commencing November 15, 1993. The 1993 Notes will mature on May 15, 2003, but are redeemable at the option of the Company, in whole or in part, on or after May 15, 1998. In the event of an ownership change, the holders have the right to require the Company to purchase all or part of the 1993 Notes. The 1993 Notes contain restrictive covenants which could limit additional indebtedness and restrict the payment of dividends.

In April 1994, the Company acquired, on the open market, $5.0 million of its 1993 Notes at the Company's approximate book value.

Other Long-Term Debt
Other long-term debt represents deferred liabilities relating to certain operating leases.


Future Maturities
The future maturities of long-term debt at December 31, 1994 are as follows (in thousands):


                        Year Ended December 31:
                        1995                                                    $   232
                        1996                                                      1,496
                        1997                                                        812
                        1998                                                        467
                        1999                                                        193
                        2000 and thereafter                                      80,080
                                                                               --------
                                                                                $83,280
                        Less discount on 1993 Notes                                 582
                                                                               --------
                                                                                $82,698
                                                                               ========



NOTE E - REDEEMABLE PREFERRED STOCK

As of January 1, 1992, the Company had 2,500,000 shares of Class A Preferred outstanding with a redemption value of $48.9 million plus accrued dividends. In October 1992, pursuant to the Exchange Agreement with the major holders of the Class A Preferred, the Company exchanged 2,144,044 shares of Class A Preferred for 6,399,227 shares of ALC Common Stock at an effective 40% discount.

In September 1992, ALC paid approximately $1.3 million to certain major holders of Class A Preferred in connection with a concession agreement entered into in June 1990.

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

Income tax expense and the extraordinary item as shown in the Consolidated Statement of Operations are composed of the following (in thousands):


                                                        Statement 109                        APB 11
                                                        -------------                       -------
                                                 1994                  1993                   1992
                                               --------              --------               --------

Federal

         Income tax expense                    $31,180               $16,150                $8,075
         Extraordinary item                                                                 $6,445

State

         Income tax expense                    $ 5,395               $ 2,600                $1,625
         Extraordinary item                                                                 $  555


Due to the change of ownership which occurred in August 1992 and the resulting limitation on the utilization of net operating loss carryforwards ("NOLs"), the Company is subject to the regular tax, resulting in federal taxes currently payable of $24.7 million, $6.7 million and $1.6 million for 1994, 1993 and 1992, respectively.

The provisions for state and local income taxes reflect the effect of filing separate company state and local income tax returns, as appropriate, for members of the consolidated group. This amount is reduced, where applicable, by the availability to utilize state and local portions of operating loss carryforwards. State and local income taxes currently payable were $4.3 million, $1.2 million, and $1.1 million in 1994, 1993 and 1992, respectively.

The tax benefit realized from the exercise of stock options of $4.1 million in 1994, and $5.5 million in 1993 was added to capital in excess of par value and is not reflected in operations.

A reconciliation between the statutory federal and the effective income tax rates follows:

                                                                                   Percentage of Pre-tax Income
                                                                           1994               1993             1992
                                                                       ------------       ------------     ------------
                            Income tax at statutory rate                   35.0%              35.0%            34.0%
                            Goodwill amortization                           0.5                0.9              2.2
                            State taxes (net of federal benefit)            3.4                2.8              4.6
                            Utilization of operating loss
                              carryforwards under Stmt. 109                (3.4)              (5.9)
                            Other                                           0.8               (0.7)             0.4
                                                                           ----               ----             ----
                            Income tax expense                             36.3%              32.1%            41.2%
                            Extraordinary item, utilization,
                              of operating loss carryforwards
                              under APB 11                                                                    (29.8)
                                                                           ----               ----             ----
                            Income tax expense, net of
                              extraordinary item                           36.3%              32.1%            11.4%
                                                                           ====               ====             ====



Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred taxes are as follows (in thousands):


                                                                            December 31, 1994         December 31, 1993
                                                                            -----------------         -----------------

                             Deferred tax liability:
                               CHA intangible assets                            $  (4,400)                $ (1,500)
                               Depreciation                                        (1,000)
                                                                                ---------                 --------
                             Total deferred tax liabilities                     $  (5,400)                $ (1,500)

                             Deferred tax assets:
                               Future tax benefit of NOL carryforward           $  42,000                 $ 44,700
                               Bad debt expense                                     1,600                    1,500
                               Compensation                                         1,200                      900
                               Depreciation                                                                    500
                               Other                                                1,612                      638
                                                                                ---------                 --------
                                                                                $  46,412                 $ 48,238
                               Valuation allowance for
                                 deferred tax assets                              (28,500)                 (34,900)
                                                                                ---------                 --------
                             Total deferred tax assets                          $  17,912                 $ 13,338
                                                                                ---------                 --------
                             Net deferred tax assets                            $  12,512                 $ 11,838
                                                                                =========                 ========

The Company has tax net operating loss, alternative tax net operating loss and investment tax credit ("ITC") carryforwards which can be utilized annually to offset future taxable income. Because of the "ownership changes" which occurred in 1989, 1992, and 1993 under provisions of Internal Revenue Code Section 382, the utilization of carryforwards is presently limited to approximately $10 million per year through 2005. This annual limitation, coupled with the 15 year carryforward limitation, results in a maximum cumulative NOL and ITC carryforward which may be utilized of approximately $108 million and $118 million as of December 31, 1994 and December 31, 1993, respectively. Because it is difficult to predict the realization of the NOL benefit beyond a period of three years, the Company has established valuation allowances of $28.5 million and $34.9 million as of December 31, 1994 and December 31, 1993, respectively.


NOTE G - EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

Earnings per share
Earnings per share are computed using weighted average shares outstanding and common stock equivalents. To arrive at income available for common stockholders for 1993 and 1992, the Company's net income is adjusted by amounts relating to the accretion of discount and dividends accrued on Class A Preferred, and in 1992, the accretion of a contract payment to certain major holders of the Class A Preferred. Anti-dilutive securities for 1992 were warrants and options. Earnings per share for the third and fourth quarters of 1992 and for all of 1993 and 1994 include the impact of the exercise of outstanding stock options and warrants utilizing the Treasury Stock Method.

Equity Offerings
In March 1993, an equity offering was completed in which an aggregate of 10,350,000 shares of ALC Common Stock were sold at $14.25 per share. ALC did not receive the proceeds from the sale of these shares by existing major holders, although it did receive $1.9 million upon exercise of 963,784 warrants.

In September 1993, an equity offering was completed in which an aggregate of 7,763,391 shares of ALC Common Stock were sold at $25.50 per share. This offering included the exercise of 3,240,025 warrants. ALC did not receive any proceeds from the sale of these shares by existing major holders, but did receive $6.9 million from the exercise of warrants.

Common Stock Warrants
As of December 31, 1994, warrants for the purchase of 428,090 shares of Common Stock at $2.00 per share, 2,763,878 shares at $5.00 per share and 660,000 shares at $63.75 per share were outstanding. The warrants expire in June 2005, June 1997 and December 1995, respectively. The $2.00 and $5.00 warrants were issued in connection with the Company's refinancings and the difference between the exercise price and the fair value of the warrants at the time of issuance was recorded as a discount on the related notes and an increase to Paid-in-capital - warrants.

Employee Stock Options
The Company has two Employee Stock Option Plans as well as a Non-Employee Director Plan. The maximum number of shares for which options may be granted under both employee plans is 6,000,000 (adjusted for certain events such as a recapitalization). The plans provide for the granting of stock options and stock appreciation rights to key employees. The maximum number of shares which may be granted under the Non-Employee Plan is 100,000 shares.

Shares under option are summarized below:


                                                                               Option Price
                                            Number of              -----------------------------------------
                                              Shares                 Per Share                  Total
                                        ------------------         -----------              ----------------
                                                                                            (in  thousands)

           January 1, 1992                 2,801,716               $ 3.50  -   $ 4.40            $ 9,886
           Options Terminated                (72,219)              $ 3.50  -   $ 5.88               (297)
           Options Granted                 1,080,876               $ 4.38  -   $ 7.69              5,796
           Options Exercised                (173,345)                          $ 3.50               (607)
                                           ---------                                             -------
           Shares under option
             December 31, 1992             3,637,028               $ 3.50  -   $ 7.69            $14,778
           Options Terminated                (18,067)              $ 3.50  -   $ 5.88                (94)
           Options Granted                 1,630,500               $26.06  -   $26.25             40,973
           Options Exercised                (755,265)              $ 3.50  -   $ 7.69             (2,803)
                                           ---------                                            --------
           Shares under option
             December 31, 1993             4,494,196               $ 3.50  -   $26.25            $52,854
           Options Terminated                (56,822)              $ 3.50  -   $33.25               (970)
           Options Granted                    49,750               $29.63  -   $33.25              1,543
           Options Exercised                (349,715)              $ 3.50  -   $25.06             (1,362)
                                           ---------                                            --------
           Shares under option
             December 31, 1994             4,137,409               $ 3.50  -   $26.25            $52,065
                                           =========               ==================           ========

           Options exercisable,
             December 31, 1992             2,012,566               $ 3.50  -   $ 4.68            $ 7,131
                                           =========               ==================           ========
           Options exercisable,
             December 31, 1993             1,893,888               $ 3.50  -   $ 5.88            $ 7,078
                                           =========               ==================           ========

           Options exercisable,
             December 31, 1994             2,207,216               $ 3.50  -   $29.63            $12,663
                                           =========               ==================           ========



NOTE H - LEASES

Future minimum rental payments under non-cancelable operating leases with initial or remaining terms of one or more years are $32.9 million, $23.7 million, $17.1 million, $11.0 million, $4.9 million and $3.6 million for 1995, 1996, 1997, 1998, 1999 and 2000 and thereafter, respectively.

The Company's lease arrangements frequently include renewal options or fair market value purchase options, and for leases relating to office space, rent increases based on the Consumer Price Index or similar indices.

Non-cancelable operating leases relate primarily to intercity transmission facilities, building and office space, and office equipment. Rental expense was $49.9 million, $49.9 million, and $52.3 million for the years ended December 31, 1994, 1993 and 1992, respectively.

In August 1994, the Company completed a series of contracts which will result in a reduction of the Company's Michigan network costs by over $2 million per year. The transactions included loans totaling $9.2 million in exchange for notes receivable to be repaid over 5 years and a 15% minority ownership position in a company owning a Michigan-based digital fiber optic network.


NOTE  I - TRANSACTIONS WITH RELATED PARTIES

The Company leased transmission capacity, multiplexing and various other technical equipment under leases from an affiliate of CTI, a major shareholder
through August 1992.   Amounts paid under the leases totaled $17.7 million for
the year ended December 31, 1992.

In June 1992, the Company paid $2.0 million to CTI for the purchase of certain assets including an $800,000 note from a major holder of Class A Preferred which was paid in full upon closing of the 1992 equity offering. Consideration for the transaction also included a $1.2 million prepayment of transmission capacity to be utilized over a 37 month period.

As of December 31, 1994, Grumman Hill Associates, Inc. and Grumman Hill Investments L.P., of which Richard D. Irwin (the Chairman of the Board of Directors of the Company) is the General Partner, held an aggregate of 622,486 warrants to purchase shares of Common Stock. Additionally, Grumman Hill Investments, L.P. and Grumman Hill Associaties, Inc. hold options to purchase 153,163 and 14,000 shares of Common Stock, respectively. Richard Irwin holds options to purchase 5,000 shares of Common Stock.

NOTE J - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                           Three Months Ended
                                 ----------------------------------------------------------------------
                                    March 31,          June 30,        September 30,      December 31,
                                      1994               1994               1994              1994
                                 -------------       -------------     -------------      -------------
                                                     (in thousands except per share amounts)
Revenue                            $129,789            $135,908            $149,054           $153,073
Gross Margin                       $ 59,779            $ 61,520            $ 68,399           $ 68,610
Net Income                         $ 14,645            $ 14,841            $ 17,593           $ 17,250
Net income per common
 and common equivalent
 share                             $   0.38            $   0.39            $   0.46           $   0.45

                                                      Three Months Ended
                                 ----------------------------------------------------------------------
                                    March 31,          June 30,        September 30,      December 31,
                                      1993               1993               1993              1993
                                -------------       -------------     -------------      -------------
                                                     (in thousands except per share amounts)
Revenue                            $101,844           $104,233           $113,098          $117,257
Gross Margin                       $ 46,377           $ 47,409           $ 52,537          $ 55,260
Income before extraordinary
 item and cumulative effect
 of accounting change              $  8,004           $  8,392           $ 10,854          $ 12,426
Net Income                         $ 21,504           $    902           $ 10,854          $ 12,426
Income per common and
 common equivalent
 share before extraordinary
 item and cumulative effect
 of accounting change              $   0.23           $   0.23           $   0.29          $   0.32
Net income per common
 and common equivalent
 share                             $   0.61           $   0.02           $   0.29          $   0.32


ALC COMMUNICATIONS CORPORATION AND SUBSIDIARY                        SCHEDULE IX
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



                                                            ADDITIONS       ADDITIONS
                                             BALANCE AT    CHARGED TO       CHARGED TO                                   BALANCE AT
                                              BEGINNING     COST AND          OTHER                                        END OF
           DESCRIPTION                        OF PERIOD     EXPENSES         ACCOUNTS              DEDUCTIONS            PERIOD
-----------------------------------         ------------   --------------  -----------------    ----------------      --------------
Year ended December 31, 1994

  Allowance for doubtful accounts             $3,974,000                   $14,341,000 (1)          $14,123,000 (3)       $4,192,000
  Deferred tax asset valuation allowance     $34,900,000                                             $6,400,000          $28,500,000

Year ended December 31, 1993

  Allowance for doubtful accounts             $3,334,000                   $12,638,000 (1)          $11,998,000 (3)       $3,974,000
  Deferred tax asset valuation allowance              $0                   $37,000,000 (2)           $2,100,000          $34,900,000

Year ended December 31, 1992

  Allowance for doubtful accounts             $3,676,000                   $14,551,000 (1)          $14,893,000 (3)       $3,334,000



-------------
 (1) Amounts accounted for as a reduction of revenue.

 (2) In connection with the Company's adoption of Statement of Financial Standards No. 109, "Accounting for Income Taxes", a valuation allowance for deferred tax assets of $37,000,000 was recorded January 1, 1993. (See Note F to the Consolidated Financial Statements).

 (3) Uncollectible accounts written off, net of recoveries.

                                EXHIBIT INDEX





Exhibit
  No.                             Description                                         Page
-------                           -----------                                         ----

  3.2                             ALC Amended/Restated Bylaws
                                  May 12, 1994

10.15                             Amendment to Amended and
                                  Restated Employment Agreements

10.24                             Credit Agreement

11.1                              Computation of Per Share Earnings

21.1                              Subsidiary List

23.1                              Consent of Ernst & Young

27.1                              Financial Data Schedule

